Form 10QSB
period 2007-07-31
ZEEZOO SOFTWARE CORP.
filed 2007-09-14
CIK 1395400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the quarter ended July 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-143542


                              ZEEZOO SOFTWARE CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                                84-1724410
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2033 Gateway Place, 6th Floor, San Jose, CA                         95110
  (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: 408-573-5959

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding of the registrant's class of common stock as of September 5, 2007: 2,840,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended July 31, 2007.

                           FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets ................................................      3

     Statements of Operations ......................................      4

     Statement of Stockholder's Equity .............................      5

     Statements of Cash Flows ......................................      6

     Notes to the Financial Statements .............................      7

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           July 31, 2007     April 30, 2007
                                                           -------------     --------------
                                                             (unaudited)
ASSETS

Current assets
  Cash and bank accounts                                      $ 26,936           $ 50,000
                                                              --------           --------

      Total current assets                                      26,936             50,000

Website, net of accumulated amortization (Note 7)                4,444              4,861
                                                              --------           --------

Total assets                                                  $ 31,380           $ 54,861
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                    $  1,000           $  5,000
  Due to director (Note 5)                                       1,615              1,615
                                                              --------           --------

      Total liabilities                                          2,615              6,615
                                                              --------           --------
Stockholders' equity (Note 4,5)
  Authorized:
    50,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    2,840,000 common shares                                      2,840              2,840
    Additional paid-in capital                                  47,160             47,160
    Deficit accumulated during the development stage           (21,235)            (1,754)
                                                              --------           --------

      Total stockholders' equity                                28,765             48,246
                                                              --------           --------

Total liabilities and stockholders' equity                    $ 31,380           $ 54,861
                                                              ========           ========


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                         Cumulative
                                                                        Amounts From
                                                                          Date of
                                                                      Incorporation on
                                                Three Months        November 14, 2006 to
                                                Ended July 31,            July 31,
                                                    2007                   2007
                                                 ----------             ----------
REVENUE                                          $       --             $       --
                                                 ----------             ----------
OPERATING EXPENSES
Amortization                                            417                    556
General & administrative                              3,564                  4,579
Organization                                             --                    600
Professional fees                                    15,500                 15,500
                                                 ----------             ----------
Loss before income taxes                            (19,481)               (21,235)

Provision for income taxes                               --                     --
                                                 ----------             ----------

Net loss                                         $  (19,481)            $  (21,235)
                                                 ==========             ==========

Basic and diluted loss per Common share (1)
                                                 ==========             ==========
Weighted average number of common shares
 outstanding (Note 4)                             2,840,000
                                                 ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                           Common Stock        Additional     During the       Total
                                       -------------------      Paid in      Development    Stockholders'
                                       Shares       Amount      Capital         Stage          Equity
                                       ------       ------      -------         -----          ------
Inception, November 14, 2006                --      $   --      $    --       $     --        $     --

Initial capitalization, sale of
 common stock to Directors on
 November 14, 2006                   2,000,000       2,000        6,000                          8,000
Private placement closed
 January 31, 2007                      840,000         840       41,160                         42,000
Net loss for the year                       --          --           --         (1,754)         (1,754)
                                     ---------      ------      -------       --------        --------
Balance April 30, 2007               2,840,000       2,840       47,160         (1,754)         48,246

Net loss for the period                     --          --           --        (19,481)        (19,481)
                                     ---------      ------      -------       --------        --------
Balance July 31, 2007                2,840,000      $2,840      $47,160       $(21,235)       $ 28,765
                                     =========      ======      =======       ========        ========


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                   Cumulative
                                                                                  Amounts From
                                                                                    Date of
                                                                                Incorporation on
                                                           Three Months       November 14, 2006 to
                                                           Ended July 31,           July 31,
                                                               2007                  2007
                                                             --------              --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $(19,481)             $(21,235)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
     Amortization expense                                         417                   556
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                  (4,000)                1,000
     Due to director                                               --                 1,615
                                                             --------              --------

Net cash used by operating activities                         (23,064)              (18,064)
                                                             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                50,000
                                                             --------              --------

Net cash provided by financing activities                          --                50,000
                                                             --------              --------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Website                                                          --                (5,000)
                                                             --------              --------

Net cash used in investing activities                              --                (5,000)
                                                             --------              --------

Increase (decrease) in cash during the period                 (23,064)               26,936

Cash, beginning of the period                                  50,000                    --
                                                             --------              --------

Cash, end of the period                                      $ 26,936              $ 26,936
                                                             ========              ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --              $     --
  Cash paid for interest                                     $     --              $     --


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2007
                                   (unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on November 14, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included capital formation, organization, target market identification, new product development and marketing plans. Management is planning to complete development and then market and sell a computer software program that assists in the identification and registration of internet domain names. See Note 5.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

ACCOUNTING BASIS

The basis is generally accepted accounting principles.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective its inception.

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2007
                                   (unaudited)


NOTE 2. (CONTINUED)

DIVIDENDS

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2007
                                   (unaudited)


NOTE 2. (CONTINUED)

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in April 2007, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 7.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to July 31, 2007 of $(21,235). The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended April 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. In response to these problems, management has planned the following actions:

     * Management intends to raise additional funds through public or private placement offerings.

     *    Management is currently completing development of its proposed product
          to  generate  sales.  There  can  be  no  assurances,   however,  that
          management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2007
                                   (unaudited)


NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On November 14, 2006 (inception), the Company issued 2,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 5.

On January 31, 2007, the Company closed a private placement for 840,000 common shares at a price of $0.05 per share, or an aggregate of $42,000. The Company accepted subscriptions from 38 offshore non-affiliated investors.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's neither owns nor leases any real or personal property. The Company's Directors provides office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company's officers and directors have indicated that they have incurred approximately 800 hours of their time for the development of the proof of concept and the website based prototype of the company's proposed computer software program. This time was provided free of charge.

The amount due to a director of $1,615 has no repayment terms, is unsecured without interest and is for reimbursement of company operating expenses. The company plans to pay the amount within the next 12 months.

On November 14, 2006 (inception), the Company issued 2,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 4.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2007
                                   (unaudited)


NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. WEBSITE

                                          Accumulated       Net book
                             Cost        amortization        value
                             ----        ------------        -----
     Website costs         $ 5,000          $ 556           $ 4,444
                           =======          =====           =======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. NET OPERATING LOSSES

As of April 30, 2007, the Company has a net operating loss carry forward of approximately $1,154, which will expire 20 years from the date the loss was incurred.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

Zeezoo Software Corp. was incorporated on November 14, 2006, in the State of Nevada. Our principal executive offices are located at 2033 Gateway Place, 6th Floor San Jose, CA 95110. Our telephone number is (408) 573-5959. As of the date of this prospectus, we are a development stage company with no revenue and limited operations to date.

Subsequent to our incorporation, we have been in the process of establishing ourselves as a company that will focus its operations on the development of software applications for use by domain name registration ("DNR") companies. Examples of DNR companies are networksolutions.com, godaddy.com and register.com. We are currently developing a software program that we have named Paragon. Paragon is not yet completely developed and has not been tested for commercial use. When completed, we believe it will be a useful tool to generate potential website names for a user who has provided certain guidelines or information, from which potential domain names may be created. It is being developed to use pattern recognition to generate names that are relevant to the user's business and interests.

We currently have no revenues and no clients for our product. We anticipate that Paragon will not be ready for commercial sale for at least 14-16 months. On completion of successful development and testing, this software will ultimately be made available to the DNR companies to integrate within their web site. We plan on earning revenues through DNR company customers, that will be payable to us as a commission when the customer registers a domain name while using our software.

Since  incorporation,  we have  not made any  significant  purchases  or sale of
assets,   nor  have  we  been   involved  in  any   mergers,   acquisitions   or
consolidations. Zeezoo has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on June 7, 2007.

Our plan of operation is to complete development and testing, market and sell a domain name generation software program that our Directors developed, and make it available to domain name registration ("DNR") companies. We believe this program can beneficially assist users in the generation of the applicable domain names to provide identification with their businesses and interests. We plan to sell our software product directly to DNR companies who would then integrate it into their own website name reservation order forms to be used their end use customers.

Our business objectives are:

     - To be a leading provider of software solutions for the domain registration market place.
     - To develop a suite of products that are profitable and that generate revenue and value to our shareholders.

Our goals over the next 12 months are:

     - To develop our product to the point that it can be integrated in Domain name registration companies web sites. Our first product will be targeting English name generation.
     -    To develop a Spanish version of our software.
     - To be engaged in substantive discussions with at least 10 domain registration companies and to be in a trial period with at least two of them.

During the first stages of ZeeZoo growth, our officers and directors will provide most of the labor required to execute our business plan at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for administering the company for at least the first year of operations. Management has no intention at this time to hire additional employees during the first year of operations, with the exception of one temporary contract sales representative and one contract software developer. Due to limited financial resources, each of the management team will dedicate between 20 and 30 hours per week in order to carry out operations.

We commenced with our plan and budget during this quarter starting in June 2007. Our total 12 month expenditure budget is $50,000.

ACTIVITIES DURING THE QUARTER ENDED JULY 31, 2007 UNDER OUR PLAN OF OPERATION

During the our first three months, we originally planned to:

     *    Identify and hire a software contactor to develop our software;
     *    Initiate our software development activities
     *    Initiate the development of our corporate and marketing collateral

Software development: We have identified several potential development firm candidates in the Philippines and India but have not yet hired anyone All have extensive experience in web application development using the popular programming languages. During the second and third months from the date of hire, we will work with the software contractor on the development of the software specifications and on a high level design. The specifications will be in the form of a document that will describe the product, the way the product interact with the domain name registration company's web site and the company's database. High-level design will include identifying the different components of the software and how they interact with each other. This will involve a study of the proposed application requirements and the design of the application to handle the needs. This will be an interactive process between our management and the software contractor.

Miscellaneous activities: We procured our phone and fax services.

We did not initiate the development of our corporate and marketing collateral.

RESULTS OF OPERATIONS

Our company posted losses of $19,481 for the first quarter ended July 31, 2007. Comparisons are not meaningful as our company was incorporated on November 14, 2006. From inception to July 31, 2007 we have incurred losses of $21,235. The principal component of our losses for the three months ended July 31, 2007 included general and administrative costs of $3,564, professional fees of $15,500 and amortization of our website of $417. These first quarter expenses include $16,485 for our registration statement, which was on budget.

LIQUIDITY AND CASH RESOURCES

At July 31, 2007, we had working capital of $24,321 compared to $43,385 at April 30, 2007. We opened the second quarter with approximately $50,000 in cash. As of the date hereof, we have approximately $26,900. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $35,000.

Because we have not generated any revenue from our business, and we are 14-16 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by December 2007, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of Paragon.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will effect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report for the three months ended July 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 15, 2007 the SEC declared our registration statement on Form SB-2 effective, which registered 840,000 common shares for resale held by 38 non-affiliated investors. On August 8, 2007 our common shares were posted for trading on the OTCBB under the symbol "ZEEZ".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) pursuant to rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number                               Description
     ------                               -----------

      3.1      Articles of Incorporation*
      3.2      By-laws*
     31.1      Certification  of CEO Pursuant TO 18 U.S.C. ss. 1350, Section 302
     31.2      Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
     32.1      Certification Pursuant to 18 U.S.C. ss.1350, Section 906
     32.2      Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-143542

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September, 2007.

                                    ZEEZOO SOFTWARE CORP.


Date: September 13, 2007            By: /s/ Joel Gugol
                                       -----------------------------------------
                                    Name:  Joel Gugol
                                    Title: President/CEO, Principal Executive
                                           Officer


Date: September 13, 2007            By: /s/ Erickson Mercado
                                       -----------------------------------------
                                    Name:  Erickson Mercado
                                    Title: Chief Financial Officer, Principal
                                           Financial Officer