Form 10QSB
period 2007-10-31
ZEEZOO SOFTWARE CORP.
filed 2007-12-13
CIK 1395400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended October 31, 2007

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

Number of shares outstanding of the registrant's class of common stock as of December 7, 2007: 2,840,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended October 31, 2007.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

      Balance Sheets ..............................................      3

      Statements of Operations ....................................      4

      Statement of Stockholder's Equity ...........................      5

      Statements of Cash Flows ....................................      6

      Notes to the Financial Statements ...........................      7

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                           October 31,         April 30,
                                                              2007               2007
                                                            --------           --------
                                                          (unaudited)          (audited)
ASSETS

Current assets
  Cash and bank accounts                                    $ 25,082           $ 50,000
                                                            --------           --------

      Total current assets                                    25,082             50,000

Website, net of accumulated amortization (Note 7)              4,027              4,861
                                                            --------           --------

      Total assets                                          $ 29,109           $ 54,861
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  2,000           $  5,000
  Due to director (Note 5)                                     1,615              1,615
                                                            --------           --------

      Total liabilities                                        3,615              6,615
                                                            --------           --------

Stockholders' equity (Note 4,5)
  Authorized:
    50,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    2,840,000 common shares                                    2,840              2,840
  Additional paid-in capital                                  47,160             47,160
  Deficit accumulated during the development stage           (24,506)            (1,754)
                                                            --------           --------

      Total stockholders' equity                              25,494             48,246
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 29,109           $ 54,861
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                              Cumulative
                                                                            Amounts From
                                                                               Date of
                                   Three Months          Six Months        Incorporation on
                                      Ended                Ended          November 14, 2006 to
                                    October 31,          October 31,          October 31,
                                       2007                 2007                 2007
                                    ----------           ----------           ----------
REVENUE                             $       --           $       --           $       --
                                    ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                             417                  834                  556
  General & administrative               1,154                4,718                5,733
  Organization                              --                   --                  600
  Professional fees                      1,700               17,200               17,200
                                    ----------           ----------           ----------
Loss before income taxes                (3,271)             (22,752)             (24,089)

Provision for income taxes                  --                   --                   --
                                    ----------           ----------           ----------

Net loss                            $   (3,271)          $  (22,752)          $  (24,089)
                                    ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)
                                    ==========           ==========           ==========
Weighted average number
 of common shares
 outstanding (Note 4)                2,840,000            2,840,000
                                    ==========           ==========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                           Common Stock        Additional     During the       Total
                                       -------------------      Paid in      Development    Stockholders'
                                       Shares       Amount      Capital         Stage          Equity
                                       ------       ------      -------         -----          ------
Inception, November 14, 2006                --      $   --      $    --       $     --        $     --

Initial capitalization, sale of
 common stock to Directors on
 November 14, 2006                   2,000,000       2,000        6,000                          8,000
Private placement closed
 January 31, 2007                      840,000         840       41,160                         42,000
Net loss for the year                       --          --           --         (1,754)         (1,754)
                                     ---------      ------      -------       --------        --------
Balance April 30, 2007               2,840,000       2,840       47,160         (1,754)         48,246

Net loss for the period                     --          --           --        (22,752)        (22,752)
                                     ---------      ------      -------       --------        --------
Balance October 31, 2007             2,840,000      $2,840      $47,160       $(24,506)       $ 25,494
                                     =========      ======      =======       ========        ========

   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                  Cumulative
                                                                                                Amounts From
                                                                                                   Date of
                                                           Three Months        Six Months      Incorporation on
                                                              Ended              Ended        November 14, 2006 to
                                                            October 31,        October 31,        October 31,
                                                               2007               2007               2007
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                    $ (3,271)          $(22,752)          $(24,506)
  Adjustments to Reconcile Net Loss to Net
   Cash Used by Operating Activities
     Amortization expense                                         417                834                973
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities                   1,000             (3,000)             2,000
     Due to director                                               --                 --              1,615
                                                             --------           --------           --------

Net cash used by operating activities                          (1,854)           (24,918)           (19,918)
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                           --                 --             50,000
                                                             --------           --------           --------

Net cash provided by financing activities                          --                 --             50,000
                                                             --------           --------           --------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Website                                                          --                 --             (5,000)
                                                             --------           --------           --------

Net cash used in investing activities                              --                 --             (5,000)
                                                             --------           --------           --------

Increase (decrease) in cash during the period                  (1,854)           (24,908)            25,082

Cash, beginning of the period                                  26,936             50,000                 --
                                                             --------           --------           --------

Cash, end of the period                                      $ 25,082           $ 25,082           $ 25,082
                                                             ========           ========           ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
  Cash paid for interest                                     $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2007
                                   (unaudited)


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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2007
                                   (unaudited)


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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2007
                                   (unaudited)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to October 31, 2007 of $24,506. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended April 30, 2008.

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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2007
                                   (unaudited)


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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2007
                                   (unaudited)


NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. WEBSITE

                                        Accumulated            Net
                            Cost        amortization        book value
                            ----        ------------        ----------
     Website costs         $5,000          $973               $4,027
                           ======          ====               ======

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

ACTIVITIES DURING THE QUARTER ENDED OCTOBER 31, 2007 UNDER OUR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Our company posted losses of $3,271 and $22,752 for the three months and six months ended October 31, 2007 respectively. Comparisons are not meaningful as our company was incorporated on November 14, 2006. From inception to October 31, 2007 we have incurred losses of $24,089. The principal component of our losses for the six months ended October 31, 2007 included general and administrative costs of $4,718, professional fees of $17,200 and amortization of our website of $834. These expenses include $16,485 for our registration statement, which was on budget.

LIQUIDITY AND CASH RESOURCES

At October 31, 2007, we had working capital of $21,467 compared to $43,385 at April 30, 2007. We opened the second quarter with approximately $27,000 in cash. As of the date hereof, we have approximately $26,900. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $35,000.

Because we have not generated any revenue from our business, and we are 11-13 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by December 2007, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of Paragon.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-143542

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of December, 2007.

                                    ZEEZOO SOFTWARE CORP.


Date: December 7, 2007              By: /s/ Joel Gugol
                                       -----------------------------------------
                                    Name:  Joel Gugol
                                    Title: President/CEO, Principal Executive
                                           Officer


Date: December 7, 2007              By: /s/ Erickson Mercado
                                       -----------------------------------------
                                    Name:  Erickson Mercado
                                    Title: Chief Financial Officer, Principal
                                           Financial Officer