Form 10QSB
period 2008-01-31
ZEEZOO SOFTWARE CORP.
filed 2008-03-11
CIK 1395400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarter ended January 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from _____________ to ______________

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

Number of shares outstanding of the registrant's class of common stock as of March 10, 2008: 2,840,000

Authorized share capital of the registrant: 50,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the three months ended January 31, 2008.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

     Balance Sheets................................................       3

     Statements of Operations......................................       4

     Statement of Stockholder's Equity.............................       5

     Statements of Cash Flows......................................       6

     Notes to the Financial Statements.............................       7

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                           January 31,         April 30,
                                                              2008               2007
                                                            --------           --------
                                                           (unaudited)         (audited)
ASSETS

Current assets
  Cash and bank accounts                                    $  5,085           $ 50,000
                                                            --------           --------

      Total current assets                                     5,085             50,000

Website, net of accumulated amortization (Note 7)             19,611              4,861
                                                            --------           --------

Total assets                                                $ 24,696           $ 54,861
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  1,000           $  5,000
  Due to director (Note 5)                                     1,615              1,615
                                                            --------           --------

Total liabilities                                              2,615              6,615
                                                            --------           --------

Stockholders' equity (Note 4,5)
  Authorized:
    50,000,000 common shares
    Par value $0.001
  Issued and outstanding:
    2,840,000 common shares                                    2,840              2,840
  Additional paid-in capital                                  47,160             47,160
  Deficit accumulated during the development stage           (27,919)            (1,754)
                                                            --------           --------

      Total stockholders' equity                              22,081             48,246
                                                            --------           --------

Total liabilities and stockholders' equity                  $ 24,696           $ 54,861
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                                   Cumulative
                                                                                                  Amounts From
                                                                             Period Ended            Date of
                                   Three Months          Nine Months       November 14, 2006    Incorporation on
                                      Ended                Ended                 to             November 14, 2006
                                    January 31,          January 31,          January 31,          January 31,
                                       2008                 2008                 2007                 2008
                                    ----------           ----------           ----------           ----------
REVENUE                             $       --           $       --           $       --           $       --
                                    ----------           ----------           ----------           ----------
OPERATING EXPENSES
  Amortization                           1,416                2,250                   --                2,389
  General & administrative                 597                5,315                   --                6,330
  Organization                              --                   --                   --                  600
  Professional fees                      1,400               18,600                   --               18,600
                                    ----------           ----------           ----------           ----------
Loss before income taxes                (3,413)             (26,165)                  --              (27,919)

Provision for income taxes                  --                   --                   --                   --
                                    ----------           ----------           ----------           ----------

Net loss                            $   (3,413)          $  (26,165)          $       --           $  (27,919)
                                    ==========           ==========           ==========           ==========
Basic and diluted loss per
 Common share (1)
                                    ==========           ==========           ==========           ==========
Weighted average number
 of common shares
 outstanding (Note 4)                2,840,000            2,840,000            2,000,000
                                    ==========           ==========           ==========

----------
(1) less than $0.01

   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                               Deficit
                                                                             Accumulated
                                           Common Stock        Additional     During the       Total
                                       -------------------      Paid in      Development    Stockholders'
                                       Shares       Amount      Capital         Stage          Equity
                                       ------       ------      -------         -----          ------
Inception, November 14, 2006                --      $   --      $    --       $     --        $     --

Initial capitalization, sale of
 common stock to Directors on
 November 14, 2006                   2,000,000       2,000        6,000                          8,000
Private placement closed
 January 31, 2007                      840,000         840       41,160                         42,000
Net loss for the year                       --          --           --         (1,754)         (1,754)
                                     ---------      ------      -------       --------        --------
Balance April 30, 2007               2,840,000       2,840       47,160         (1,754)         48,246

Net loss for the period                     --          --           --        (26,165)        (26,165)
                                     ---------      ------      -------       --------        --------

Balance January 31, 2008             2,840,000      $2,840      $47,160       $(27,919)       $ 22,081
                                     =========      ======      =======       ========        ========


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                           Cumulative
                                                                                                          Amounts From
                                                                                     Period Ended            Date of
                                                   Three Months     Nine Months    November 14, 2006    Incorporation on
                                                      Ended           Ended               to            November 14, 2006
                                                    January 31,     January 31,       January 31,          January 31,
                                                       2008            2008              2007                 2008
                                                     --------        --------          --------             --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                            $ (3,413)       $(26,165)         $     --             $(27,919)
  Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Amortization expense                               1,416           2,250                --                2,389
  Changes in operating assets and liabilities:             --
     Accounts payable and accrued liabilities          (1,000)         (4,000)               --                1,000
     Due to director                                       --              --                --                1,615
                                                     --------        --------          --------             --------

Net cash used by operating activities                  (2,997)        (27,915)               --              (22,915)
                                                     --------        --------          --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   --              --                --               50,000
                                                     --------        --------          --------             --------

Net cash provided by financing activities                  --              --                --               50,000
                                                     --------        --------          --------             --------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Website                                             (17,000)        (17,000)               --              (22,000)
                                                     --------        --------          --------             --------

Net cash used in investing activities                 (17,000)        (17,000)               --              (22,000)
                                                     --------        --------          --------             --------

Increase (decrease) in cash during the period         (19,997)        (44,915)               --                5,085
                                                     --------        --------          --------             --------

Cash, beginning of the period                          25,082          50,000                --                   --
                                                     --------        --------          --------             --------

Cash, end of the period                              $  5,085        $  5,085          $     --             $  5,085
                                                     ========        ========          ========             ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                         $     --        $     --          $     --             $     --
  Cash paid for interest                             $     --        $     --          $     --             $     --


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2008
                                   (unaudited)


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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2008
                                   (unaudited)


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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2008
                                   (unaudited)


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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2008
                                   (unaudited)


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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2008
                                   (unaudited)


NOTE 6. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. WEBSITE

                                              Accumulated        Net book
                              Cost           amortization          value
                              ----           ------------          -----
     Website costs           $22,000            $ 2,389           $19,611
                             =======            =======           =======

Website costs are amortized on a straight line basis over 3 years, its estimated useful life.

NOTE 8. NET OPERATING LOSSES

As of January 31, 2008, the Company has a net operating loss carry forward of approximately $27,919, which will expire 20 years from the date the loss was incurred.

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

ACTIVITIES DURING THE QUARTER ENDED JANUARY 31, 2008 UNDER OUR PLAN OF OPERATION

During the three months, we originally planned to:

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

RESULTS OF OPERATIONS

Our company posted losses of $3,413 and $26,165 for the three months and nine months ended January 31, 2008 respectively. Comparisons are not meaningful as our company was incorporated on November 14, 2006. From inception to January 31, 2008 we have incurred losses of $27,919. The principal component of our losses for the nine months ended January 31, 2008 included general and administrative costs of $5,315, professional fees of $18,600 and amortization of our website of $2,250. These expenses include $16,485 for our registration statement, which was on budget.

LIQUIDITY AND CASH RESOURCES

At January 31, 2008, we had working capital of $2,470 compared to $43,385 at April 30, 2007. We opened the third quarter with approximately $25,000 in cash. As of the date hereof, we have approximately $5,000. We presently have a budgeted shortfall for our 12 month plan of operations of approximately $45,000.

Because we have not generated any revenue from our business, and we are 11-13 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by April 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans or complete the development and commercialization of Paragon.

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

----------
* Incorporated by reference to our SB2 Registration Statement, File Number 333-143542

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of February, 2008.

                               ZEEZOO SOFTWARE CORP.


Date: March 10, 2008           By: /s/ Joel Gugol
                                  --------------------------------------
                               Name:  Joel Gugol
                               Title: President/CEO, Principal Executive
                                      Officer


Date: March 10, 2008           By: /s/ Erickson Mercado
                                  --------------------------------------
                               Name:  Erickson Mercado
                               Title: Chief Financial Officer, Principal
                                      Financial Officer