Form 10-K
period 2008-04-30
ZEEZOO SOFTWARE CORP.
filed 2008-07-29
CIK 1395400

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended April 30, 2008

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission file number 333-143872


                              ZEEZOO SOFTWARE CORP.
                 (Name of small business issuer in its charter)

           Nevada                                                 84-1724410
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2033 Gateway Place, 6th Floor, San Jose, CA                         95110
  (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: 408-573-5959

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      Nil                                                 Nil

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Shares, par value $0.001
                                (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Issuer's   aggregate   market   value  of  the  voting   common  stock  held  by
non-affiliates at July 31, 2008 was: N/A

(There was no active market in the registrants's common stock as of the end of its second fiscal quarter)

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 68,160,000 shares of common stock issued and outstanding as of July 31, 2008.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

NOTE ON FORWARD LOOKING STATEMENTS

This annual report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

BUSINESS DEVELOPMENT

Zeezoo Software Corp. (referred to in this annual report as "Zeezoo", "us", "we" and "our") was incorporated on November 14, 2006, in the State of Nevada. Our principal executive offices are located at 2033 Gateway Place, 6th Floor San Jose, CA 95110. Our telephone number is (408) 573-5959. As of the date of this annual report, we are a development stage company with no revenue and limited operations to date.

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

We currently have no revenues and no clients for our product. We anticipate that Paragon will not be ready for commercial sale for at least 16-18 months from the date hereof. On completion of successful development and testing, this software will ultimately be made available to the DNR companies to integrate within their web site. We plan on earning revenues through DNR company customers, that will be payable to us as a commission when the customer registers a domain name while using our software.

Since  incorporation,  we have  not made any  significant  purchases  or sale of
assets,   nor  have  we  been   involved  in  any   mergers,   acquisitions   or
consolidations. Zeezoo has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Our auditors have issued an audit opinion which includes a statement describing their doubts about whether we will continue as a going concern. In addition, our financial status creates substantial doubt whether we will continue as a going concern.

EMPLOYEES

As of July 29, 2008, the Company has no employees other than our executive officers.

RESEARCH AND DEVELOPMENT

We did not spend any specific funds on research and development activities during the year ended April 30, 2008 and period ended April 30, 2007, other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other products that are currently in development.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT TO CONTINUE INTO THE FUTURE.

We were incorporated on November 14, 2006, and have very limited operations. We have not realized any revenues to date. Our product is under development and is not ready for commercial sale. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2008 is $(51,911). Based upon our proposed plans, we expect to incur operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development, testing and marketing of our product. We currently believe we are at least 16-18 months away from generating our first revenues. We may fail to generate revenues in the future. If we cannot attract a significant number of users, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to go out of business because we will not have the money to pay our ongoing expenses.

In particular, additional capital may be required in the event that:

     - the actual expenditures required to be made are at or above the higher range of our estimated expenditures;
     - we incur unexpected costs in completing the development of our product or encounter any unexpected technical or other difficulties;
     - we incur delays and additional expenses as a result of technology failure;
     -    we are unable to create a substantial market for our products; or
     -    we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

IF WE ARE UNABLE TO OBTAIN THE NECESSARY FINANCING TO IMPLEMENT OUR BUSINESS PLAN WE WILL NOT HAVE THE MONEY TO PAY OUR ONGOING EXPENSES AND WE MAY GO OUT OF BUSINESS.

Because we have not generated any revenue from our business, and we are 16-18 months away from being in a position to generate revenues, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished by September 2008, provided we do not have any unanticipated expenses. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing.

Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay for our operations and we may go out of business. We will likely need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments.

There can be no assurance that capital will continue to be available if necessary to meet future funding needs or, if the capital is available, that it will be on terms acceptable to us. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to scale back or cease operations, which might result in the loss of some or all of your investment in our common stock.

OUR BUSINESS MODEL MAY NOT BE SUFFICIENT TO ENSURE OUR SUCCESS IN OUR INTENDED MARKET

Our survival is currently dependent upon the success of our efforts to gain market acceptance of one product that ultimately represents a small sector in the overall Internet domain name industry. Should our services be too narrowly focused or should the target market not be as responsive as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

IF WE ARE UNABLE TO COMPLETE THE DEVELOPMENT OF OUR PARAGON SOFTWARE PROGRAM WE WILL NOT BE ABLE TO GENERATE REVENUES AND YOU WILL LOSE YOUR INVESTMENT.

We have not completed development of the Paragon software program and we have no contracts or licenses for the sale or use of our software program. The success of our proposed business will depend on its completion and the acceptance of our product by domain name registration businesses and the general public. Achieving such acceptance will require significant marketing investment. Our product, once developed and tested, may not be accepted by our customers at sufficient levels to support our operations and build our business. If the software program that we develop is not accepted at sufficient levels, our business will fail.

OUR SOFTWARE PROGRAM, WHEN DEVELOPED, MAY CONTAIN DEFECTS THAT WILL MAKE IT MORE DIFFICULT FOR US TO ESTABLISH AND MAINTAIN CUSTOMERS.

Despite testing during development, our software program may contain undetected design faults and software errors, or "bugs," that are discovered only after it has been installed and used by customers. Any such default or error could cause delays in delivering our product or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. In addition, our software program has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

WE  CURRENTLY  HAVE  NO  PROTECTION  BY ANY  TRADEMARKS,  PATENTS  AND/OR  OTHER
INTELLECTUAL   PROPERTY   REGISTRATIONS.   IF  WE  ARE  UNABLE  TO  PROTECT  OUR
INTELLECTUAL PROPERTY RIGHTS, OUR PROPOSED BUSINESS WILL FAIL.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our software product. At present we have non-disclosure agreements with our employees to protect our technology. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

WE DEPEND TO A SIGNIFICANT EXTENT ON CERTAIN KEY PERSONNEL, THE LOSS OF ANY OF WHOM MAY MATERIALLY AND ADVERSELY AFFECT OUR COMPANY.

Currently, we have only two employees and they are also our officers and directors. We depend entirely on Mr. Gugol and Mr. Mercado for all of our operations. The loss of either person will have a substantial negative effect on our company and may cause our business to fail. Neither of our officers and directors has been compensated for their services since our incorporation, and it is highly unlikely that they will receive any compensation unless and until we generate substantial revenues. There is intense competition for skilled personnel, particularly in the field of software development. There can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of either Mr. Gugol or Mr. Mercado could prevent us from completing the development of our software program. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our officers and directors. We do not anticipate entering into employment agreements with them or acquiring key man insurance in the foreseeable future.

WE HAVE NO SALES AND MARKETING EXPERIENCE.

We have not completed the development of our software program and have yet to make any commercial sales or enter into any license agreements with our software program. While our officers and directors have experience in developing Information Technology and Web based software applications, they have no experience in marketing such software programs and no distribution system for our product has yet been developed. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful. Our future success will depend, among other factors, upon whether our product can generate sufficient revenues and the extent to which consumers adopt, and continue to use it. There can be no assurance that our product will gain wide acceptance in our target markets or that we will be able to effectively market our product.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST OUR COMPETITORS.

We are engaged in a rapidly evolving field. Competition from other companies in the internet software industry is intense and expected to increase. Many of our competitors have substantially greater resources, research and development staff, sales and marketing staff, and facilities than ourselves. In addition, other recently developed technologies are, or may in the future be, the basis of competitive products. There can be no assurance that the our competitors will not develop technologies and products that are more effective than those being developed by ourselves or that would render the our technology and products obsolete or noncompetitive.

We are engaged in a highly competitive industry in our target market of domain name registration companies and internet based software tools, and this competition is only expected to increase. There are currently hundreds of DNR companies that provide domain name registration services. Although we are not aware of any that have products that provide assistance to users in generating names based upon supplying key words, they may do so. We are also unaware of any company that provides services such as we are planning to DNR companies. However, other companies may develop programs which offer guidance in name selection which are superior to our proposed program or before our proposed program is completed. We are aware of two domain name generation software programs, namely axior.com, and nameboy.com, but they do not offer this service to DNR companies and provide it for free to the end user. There is a risk that they could modify their software to offer their services to name registrars.

There can be no assurance that we will be able to effectively compete with our competitors or that their present and future offerings would render our product obsolete or noncompetitive.

OUR OFFICERS AND DIRECTORS ARE ENGAGED IN OTHER ACTIVITIES AND MAY NOT DEVOTE SUFFICIENT TIME TO OUR AFFAIRS, WHICH MAY AFFECT OUR ABILITY TO CONDUCT OPERATIONS AND GENERATE REVENUES.

The persons serving as our officers and directors have existing responsibilities and have additional responsibilities to provide management and services to other entities. Mr. Gugol, our President and director, is also an Application Development Manager for the Data Edge Corporation in Manilla, Philippines. We expect Mr. Gugol to spend approximately 30 hours a week on the business of our company. Mr. Mercado, our Secretary Treasurer and one of our directors, is also an independent information technology and internet application development consultant. We expect Mr. Mercado to spend approximately 20 hours or more a week on the business of our company. As a result, demands for the time and attention from our directors and officers from our company and other entities may conflict from time to time. Because we rely primarily on our directors and officers to maintain our business contacts and to promote our product, their limited devotion of time and attention to our business may hurt the operation of our business.

AS WE ARE PLANNING TO OUTSOURCE THE DEVELOPMENT OF OUR PARAGON SOFTWARE PRODUCT TO OUTSIDE COMPANIES, WE CANNOT BE SURE THAT OUR PRODUCT WILL NOT VIOLATE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. IF IT DOES VIOLATE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY NOT BE ABLE TO PROTECT THE INTELLECTUAL
PROPERTY  RIGHTS  ASSOCIATED  WITH  THE  OUR  PRODUCT  AND OUR  BUSINESS  MAY BE

ADVERSELY  AFFECTED.  ANY  LITIGATION  RELATED TO THE  ENFORCEMENT OR DEFENSE OF
INTELLECTUAL   PROPERTY   RIGHTS  IN   CONNECTION   WITH  OUR   PRODUCT  MAY  BE
TIME-CONSUMING AND COSTLY.

We are planning to outsource the development of our product to outside companies. As a result, we cannot be sure that our software will not violate the intellectual property rights of others. If it does so, we may not be able to protect the intellectual property rights associated with our product. Other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business, require us to make changes to our product and/or cause us to cease selling our product entirely, and discontinue operations.

OUR SUCCESS DEPENDS ON THIRD PARTIES TO SELL OUR PRODUCT TO THEIR OWN CUSTOMERS.

We intend to sell our product to customers of domain name registration companies. We are planning to host our software product through software, networks and websites of these companies, who in turn would make it available for use by their own customers seeking to register a domain name. Our future revenues will depend in large part on sales of our product through these relationships. We may not be successful in developing these relationships. Entities that use our products may compete with us by offering their own name seeking software tools. In addition, these companies may not dedicate sufficient resources or give sufficient priority to selling our product to their customers.

Because we are planning to sell our Paragon product to DNR companies who in turn will provide for use by their own end use customers, there is a strong likelihood we will also become dependent on a few customers. This dependence will be even more significant as long as the English version is the sole product. At the time of our prospectus, the top 10 DNR companies control over 54% of the total domains. GoDaddy is the largest with over 13.4 million domains. The second largest, which is less than 50% the size of GoDaddy, is Network Solutions with 6.6 million names. We have no reason to believe the top 10 DNR companies have changes significantly.

Our failure to develop these channels, the loss of a relationship or a decline in the efforts of a company material to our sales could prevent us from generating sufficient revenues to become profitable.

IF OUR PRODUCT DOES NOT INTEROPERATE WITH OUR CUSTOMERS' NETWORKS, ORDERS FOR OUR PRODUCT WILL BE DELAYED OR CANCELLED, WHICH COULD HARM OUR BUSINESS.

All or most of our customers for our service will likely request that our product to interoperate with their existing networks, which may have different specifications and use multiple standards. Our customers' networks may contain multiple generations of products from different vendors that have been added over time. Our product must interoperate with these products as well as with future products in order to meet our customers' requirements. In some cases, we may be required to modify our product to achieve a sale, which may result in a longer sales cycle, increased research and development expense, and reduced operating margins. If our product does not interoperate with existing equipment or software in our customers' networks, installations could be delayed, or orders for our products and services could be cancelled.

OUR INDEPENDENT AUDITORS' REPORT STATES THAT THERE IS A SUBSTANTIAL DOUBT THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Moore and Associates, Chartered, state in their audit report, dated July 25, 2008 and included with this annual report, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

This qualification clearly highlights that we will, in all likelihood, continue to incur expenses without significant revenues into the foreseeable future until our product gains significant popularity. Our only source of funds to date has been the sale of our common stock. Because we cannot assure anyone at this stage that we will be able to generate enough interest in our product or that we will be able to generate any significant revenues or income, the identification of new sources equity financing is significantly more difficult, and if we are successful in closing on any new financing, existing investors will experience substantially more dilution. The ability to obtain debt financing is also severely impacted, and likely not even feasible, given that we do not have revenues or profits to pay interest or repay principal.

As a result, if we are unable to obtain additional financing at this stage in our operations, our business will fail and you may lose some or all of your investment in our common stock.

INVESTORS WILL HAVE LITTLE VOICE REGARDING THE MANAGEMENT OF ZEEZOO DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR NEW INVESTORS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT, AND THEREFORE, SHAREHOLDERS WOULD BE SUBJECT TO DECISIONS MADE BY MANAGEMENT AND THE MAJORITY SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Officers and directors directly own 48,000,000 shares of the total of 68,160,000 issued and outstanding shares of Zeezoo's common stock and are in a position to continue to control Zeezoo. Of these 68,160,000 shares, Mr. Joel Gugol, our President, owns 24,000,000 shares and Mr. Erickson Mercado, our Secretary Treasurer and CFO owns 24,000,000 shares. Collectively they own 70.42% of our total outstanding common shares. Such control may be risky to the investor because our company's operations are dependent on a very few people who could lack ability, or interest in pursuing our operations. In such event, our business may fail and you may lose your entire investment. Moreover, investors will not be able to effect a change in the company's board of directors, business or management.

RISKS ASSOCIATED WITH OUR COMMON STOCK

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY ARE CONSIDERED PENNY STOCKS AND ARE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Our shares currently are not traded on Nasdaq nor on any other exchange nor are they quoted on the OTC/Bulletin Board or "OTC/BB". Following the date that the registration statement, in which this prospectus is included, becomes effective we hope to find a broker-dealer to act as a market maker for our stock and file on our behalf with the NASD an application on Form 15c(2)(11) for approval for our shares to be quoted on the OTC/BB. As of the date of this prospectus, we have not attempted to find a market maker to file such application for us. If we are successful in finding such a market maker and successful in applying for quotation on the OTC/BB, it is very likely that our stock will be considered a "penny stock". In that case, purchases and sales of our shares will be generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

WE ARE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, WHICH REQUIRE US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS NEGATIVELY AFFECT OUR ABILITY TO EARN A PROFIT.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market and should one develop, it will likely be volatile and subject to minimal trading volumes.

BECAUSE WE CAN ISSUE ADDITIONAL SHARES OF COMMON STOCK, PURCHASERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION.

We are authorized to issue up to 100,000,000 shares of common stock. At present, there are 68,160,000 common shares issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of Zeezoo in the future.

SINCE OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON STOCK, ANY FUTURE SALES OF THEIR SHARES MAY RESULT IN A DECREASE IN THE PRICE OF OUR COMMON STOCK AND THE VALUE OF OUR STOCKHOLDER'S INVESTMENT.

Our officers and directors, currently own 48,000,000 shares of the total of 68,160,000 issued and outstanding shares of our common stock. Collectively they own 70.4% of our total outstanding common shares. Under Rule 144 as currently in effect, they would be entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will currently equate to approximately 48,400 shares; or the average weekly trading volume of Zeezoo common stock during the four calendar weeks, preceding the filing of a notice on form 144 with respect to the sale.

 The possibility of future sales of significant amounts of shares held by them could decrease the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market. In such case, the value of your investment in us will decrease.

OTHER RISKS

BECAUSE ALL OF OUR OFFICERS AND DIRECTORS ARE LOCATED IN NON-U.S. JURISDICTIONS, YOU MAY HAVE NO EFFECTIVE RECOURSE AGAINST THE MANAGEMENT FOR MISCONDUCT AND MAY NOT BE ABLE TO ENFORCE JUDGEMENT AND CIVIL LIABILITIES AGAINST OUR OFFICERS AND DIRECTORS.

All of our directors and officers are nationals and residents of countries other than the United States, and they all reside in the Philippines. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are currently located at 2033 Gateway Place, 6th Floor, San Jose, California, 95110.. We currently have a formal rental agreement whereby we rent office space on a monthly basis for approximately $250 per month.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In the United States, our common shares are traded on the Financial Industry Regulatory Authority, Inc. OTC Bulletin Board under the symbol "ZEEZ." We have had no trades of our securities during the period covered in this annual report.

Our common shares are issued in registered form. Routh Stock Transfer, Inc,, 6860 N. Dallas Parkway, Suite 200, Plano, TX, 75024 (Telephone: (972) 381-2782;
Facsimile: (972) 381-2782) is the registrar and transfer agent for our common shares. On July 29, 2008 we had 35 registered stockholders of record and 68,160,000 shares outstanding.

DIVIDENDS

We have not declared any dividends since incorporation and does not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended April 30, 2008.

RECENT SALES OF UNREGISTERED SECURITIES

There have been recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management has attempted to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative and as a result of management's inability to raise funds from qualified investors or stockholders, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

From the date of our incorporation on November 14, 2006 to April 30, 2008, we have been a start up company that has not generated any revenues.

 Our operating expenses are classified primarily into the following three categories:

     * professional fees incurred by our company during the year ended April 30, 2008 was $21,600 and during the period ended April 30, 2007 was $Nil;

     * general and administrative expenses incurred by our company during the year ended April 30, 2008 was $6,696 and during the period ended April 30, 2007 was $1,015;
     * amortization expenses incurred by our company during the year ended April 30, 2008 was $2,250 and during the period ended April 30, 2007 was $139.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our principal capital resources have been through the issuance of common stock and shareholder loans, advances from related parties.

At April 30, 2008, we had working capital deficit of $1,911.

At April 30, 2008, our total assets were $3,704 which consisted of cash.

At April 30, 2008, our total liabilities were $5,615.

For the year ended April 30, 2008, we posted losses of $50,157 compared to $1,754 for the period ended April 30, 2007. The principal components of the losses for the year ended May 31, 2008 were a write-down of our website, professional fees and general and administrative expenses.

Operating expenses for the year ended April 30, 2008 were $30,546 compared to $1,754 for the period ended April 30, 2007.

At April 30, 2008, we had cash on hand of $3,704.

CASH REQUIREMENTS

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain our current operations and to enable us to address our current and ongoing expenses.

We have incurred operating losses since inception. As we had cash on hand of $3,704 as at April 30, 2008, management projects has resolved to pursue new avenues of business.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for year ended April 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

EMPLOYEES

We do not currently plan to add more personnel to our company. As the number of our subscribers increase, we will consider outsourcing customer support or hiring additional personnel.

GOING CONCERN

Due to our being a development stage company and not having generated substantial revenues, in their report on our financial statements for the year ended April 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

We have historically incurred losses, and through April 30, 2008 have incurred losses of $51,911 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We consider the following to be our critical accounting policies:

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

RECENT DEVELOPMENTS

On June 17, 2008, the registrant entered into a Non-binding offer to Finance with Enhance Skin Products Inc. pursuant to which the registrant may acquire substantially all the assests of Enhance in exchange for common stock of the registrant. The transaction is in process and it is uncertain at this time whether the transaction will be consummated by the parties thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ZeeZoo Software Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of ZeeZoo Software Corp. (A Development Stage Company) as of April 30, 2008 and April 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2008 and April 30, 2007 and since inception on November 14, 2006 through April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZeeZoo Software Corp. (A Development Stage Company) as of April 30, 2008 and April 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended April 30, 2008 and April 30, 2007 and since inception on November 14, 2006 through April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $51,911, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
July 25, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            April 30,          April 30,
                                                              2008               2007
                                                            --------           --------
ASSETS

Current assets
  Cash and bank accounts                                    $  3,704           $ 50,000
                                                            --------           --------
      Total current assets                                     3,704             50,000

Website, net of accumulated amortization                          --              4,861
                                                            --------           --------

Total assets                                                $  3,704           $ 54,861
                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                  $  4,000           $  5,000
  Due to director                                              1,615              1,615
                                                            --------           --------
Total liabilities                                              5,615              6,615
                                                            --------           --------
Stockholders' equity
  Authorized:
    100,000,000 common shares par value $0.001
  Issued and outstanding:
    5,648,000 common shares                                    5,680              2,840
  Additional paid-in capital                                  44,320             47,160
  Deficit accumulated during the development stage           (51,911)            (1,754)
                                                            --------           --------
Total stockholders' equity                                    (1,911)            48,246
                                                            --------           --------

Total liabilities and stockholders' equity                  $  3,704           $ 54,861
                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                From Date of
                                                                                              Incorporation on
                                                     Year ended           Period ended      November 14, 2006 to
                                                      April 30,             April 30,             April 30,
                                                        2008                  2007                  2008
                                                     -----------           -----------           -----------
REVENUE                                              $        --           $        --           $        --
                                                     -----------           -----------           -----------
OPERATING EXPENSES
  Amortization                                             2,250                   139                 2,389
  General & Administrative                                 6,696                 1,015                 7,711
  Professional fees                                       21,600                    --                21,600
  Organization                                                --                   600                   600
                                                     -----------           -----------           -----------

Loss before other item                                   (30,546)               (1,754)              (32,300)

Other item:
  Writedown of asset                                      19,611                    --                19,611
                                                     -----------           -----------           -----------

Loss before income taxes                                 (50,157)               (1,754)              (51,911)

Provision for income taxes                                    --                    --                    --
                                                     -----------           -----------           -----------

Net loss                                             $   (50,157)          $    (1,754)          $   (51,911)
                                                     ===========           ===========           ===========

Basic and diluted loss per common share (1)

Weighted average number of common shares
 outstanding (Note 4)                                 68,160,000            58,743,936
                                                     ===========           ===========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               Deficit
                                                                             Accumulated
                                           Common Stock        Additional     During the       Total
                                       -------------------      Paid in      Development    Stockholders'
                                       Shares       Amount      Capital         Stage          Equity
                                       ------       ------      -------         -----          ------
Inception, November 14, 2006               --      $     --    $      --      $      --       $     --

Initial capitalization, sale of
 common stock to Directors on
 November 14, 2006 @ $0.00017
 per share                         48,000,000        48,000      (40,000)            --          8,000

Private placement closed
 January 31, 2007 @ $0.0021
 per share                         20,160,000        20,160       21,840             --         42,000

Net loss for the year                      --            --           --         (1,754)        (1,754)
                                   ----------      --------    ---------      ---------       --------
Balance April 30, 2007             68,160,000        68,160      (18,160)        (1,754)        48,246

Net loss for the year                      --            --           --        (50,157)       (50,157)
                                   ----------      --------    ---------      ---------       --------

Balance April 30, 2008             68,160,000      $ 68,160    $ (18,160)     $ (51,911)      $ (1,911)
                                   ==========      ========    =========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                           Date of               From Date of
                                                                      Incorporation on         Incorporation on
                                                     Year ended      November 14, 2006 to     November 14, 2006 to
                                                      April 30,            April 30,               April 30,
                                                        2008                 2007                    2008
                                                      --------             --------                --------
OPERATING ACTIVITIES
  Net loss for the period                             $(50,157)            $ (1,754)              $(51,911)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Amortization expense                                2,250                  139                  2,389
     Write-down of website                              19,611                   --                 19,611
  Changes in operating assets and liabilities:
     Accounts payable and accrued liabilities           (1,000)               5,000                  4,000
     Due to director                                        --                1,615                  1,615
                                                      --------             --------               --------

Net cash provided by perating activities               (29,296)               5,000                (24,296)
                                                      --------             --------               --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    --               50,000                 50,000
                                                      --------             --------               --------

Net cash provided by financing activities                   --               50,000                 50,000
                                                      --------             --------               --------
INVESTING ACTIVITY
  Website                                              (17,000)              (5,000)               (22,000)
                                                      --------             --------               --------

Net cash used in investing activity                    (17,000)              (5,000)               (22,000)
                                                      --------             --------               --------

Increase in cash during the period                     (46,296)              50,000                  3,704

Cash, beginning of the period                           50,000                   --                     --
                                                      --------             --------               --------

Cash, end of the period                               $  3,704             $ 50,000               $  3,704
                                                      ========             ========               ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                          $     --             $     --               $     --
  Cash paid for interest                              $     --             $     --               $     --


   The accompanying notes are an integral part of these financial statements.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2008


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

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted an April 30 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principle in the United States.

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

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES  (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation in April 2008, the asset is being amortized to expense over its estimated useful life of three years using the straight-line method.

During the year, the company wrote-off costs associated with its website.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expenses as of April 30, 2008.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2008


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to April 30, 2008 of $51,911. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended April 30, 2009.

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

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. On July 15, 2008, the authorized shares were increased to a total of 100,000,000 shares.

ISSUED AND OUTSTANDING

On November 14, 2006 (inception), the Company issued 2,000,000 shares of its common stock to its Directors for cash of $8,000. See Note 5.

On January 31, 2007, the Company closed a private placement for 840,000 common shares at a price of $0.05 per share, or an aggregate of $42,000. The Company accepted subscriptions from 38 offshore non-affiliated investors.

On July 11, 2008, the Company completed a forward stock split on a 2-for-1 basis. As a result, the outstanding shares of common stock was increased to 5,680,000.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2008


NOTE 4. STOCKHOLDERS' EQUITY (CONTINUED)

ISSUED AND OUTSTANDING (CONTINUED)

On July 17, 2008, the Company completed a forward stock split on a 12-for-1 basis. As a result, the outstanding shares of common stock was increased to 68,160,000.

The Statements have been adjusted to reflect retroactively these two forward splits.

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

During the year, the Company has written off its website costs of $19,611 (net of accumulated depreciation) as the Company has abandoned this line of business.

NOTE 8. NET OPERATING LOSSES

As of April 30, 2008, the Company has a net operating loss carry forward of approximately $50,157, which will expire 20 years from the date the loss was incurred.

                              ZEEZOO SOFTWARE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2008


NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

ITEM 9. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of April 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2008, our company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments. As of April 30, 2008, our company's Chief Executive Officer and Chief Financial Officer conclude that our company's syste of internal controls is adequate and comparable to those of issuers of a similar size and nature.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

There were no significant changes to our company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                                                  Date First Elected
    Name                         Position Held with the Company          Age         or Appointed
    ----                         ------------------------------          ---         ------------
Joel M. Gugol            President, CEO and Director                     44       November 14, 2006
Erickson D. Mercado      Secretary, Treasurer, CFO and Director          38       November 14, 2006

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. JOEL M. GUGOL, PRESIDENT, CEO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Joel Gugol has been serving as our President and a member of our Board of Directors since November 14, 2006. The term of his office is for one year and is renewable on an annual basis.

Mr. Gugol is currently the Application Development Manager for Data Edge Corporation, a private company in Manduluyong City, Philippines. He is responsible for managing all aspects of computer software application development for the company. He currently responsible for 30 software application developers. He has been with the company since August 2003. Between July 2001 and August 2003, he acted as an independent software development consultant working on multiple projects like retail point of sale systems, recruitment systems and human resources information systems. As a consultant, he prepared request for proposals, managed projects from specification to implementation and provided post-implementation support. He also assisted clients with the establishment of backup, security and procurement procedures. His clients included Altamar Shipping, Inc., Fortune Medicare, Fortune Guarantee and Insurance Corp., and JAC Filipinas, all which are private companies located in the Philippines.

From December, 2000 to June, 2001 he was the Electronic Data Processing Manager for Amertron, Inc., a privately owned information technology company based in Bicutan, Philippines, where he coordinated software application projects with other departments within the company for project administration, personnel assignments and information review. He also maintained the company's computer systems and applications. From February 1999 to November 2000 he was the Managing Director for Software Wizards Incorporation, where he was responsible for all facets of computer system design, development and maintenance, and implementation of business software application systems of clients. From 1993 to 1999, he acted as a computer systems manager and designer and developer of several software applications for various private companies.

He received his Bachelor of Science in Computer Science from AMA Computer College in Quezon City, Philippines in 1990.

He is currently devoting approximately 30 hours a week of his time to our company, and is planning to continue to do so during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

MR. ERICKSON D. MERCADO, SECRETARY TREASURER, CFO, MEMBER OF THE BOARD OF DIRECTORS

Mr. Mercado has been serving as our Secretary, CFO and a member of our Board of Directors since November 14, 2006. The term of his office is for one year and is renewable on an annual basis.

Mr. Mercado is currently a website development consultant overseeing the design of the Phase-IV interface of the Asia Regional Integration Center (ARIC) and has acted in this position since January 2004. ARIC is a knowledge and information portal to monitor the progress of regional cooperation and integration in Asia and the Pacific, which was initially implemented by all of the countries and major corporations in the region. He is responsible for all personnel and overall supervision of the project. Between January 2004 and January 2006, he was also a website development consultant for the Asian Development Bank. He was responsible for the revamping the bank's ARIC web portal adding new interfaces and functionality.

From November 2002 to October 2003, he was the creative director for User Imagination Technologies, Co., a private company located in the Philippines. He oversaw both the development of websites and all printed materials for a number of local and foreign clients. From May 2000 to October 2002, he worked for Global Sources, Inc. as the Multimedia Art Director and as a Senior Project
Officer. He was responsible for developing multimedia computer and website products which used both audio and video components. Prior to his position with Global Sources, Mr. Mercado held several positions as Website designer, Art Director, Creative Associate, Head Artist and Junior Artist with several companies in the Philippines.

He received his Bachelor of Science in Fine Arts with a major in painting in 1992 from the University of Santo Tomas, in Espana, Manila, Phillippines.

Mr. Mercado is currently devoting approximately 20 hours a week of his time to Zeezoo, and is planning to continue to do so during the next 12 months of operation.

He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

FAMILY RELATIONSHIPS

There are no family relationships between our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     3. being subject to any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court or competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, or banking activities; or
     4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our officers or directors are subject to a conflict of interest.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended April 30, 2008 are set out in the summary compensation table below:

                          SUMMARY OF COMPENSATION TABLE


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  --------
Joel M.         2008      Nil        Nil        Nil         Nil           Nil             Nil             Nil          Nil
Gugol           2007      Nil        Nil        Nil         Nil           Nil             Nil             Nil          Nil

Erickson D.     2008      Nil        Nil        Nil         Nil           Nil             Nil             Nil          Nil
Mercado         2007      Nil        Nil        Nil         Nil           Nil             Nil             Nil          Nil

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2008, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

DIRECTOR COMPENSATION

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended April 30, 2008.

We have no formal plan for compensating our directors for their services in their capacity as directors. In the future we may grant options to our directors to purchase Common Shares as determined by our board of directors or a compensation committee that may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than as indicated herein, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 29, 2008, there were 68,160,000 Common Shares issued and outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Shares as of that date by: (a) each of our directors, (b) each of our executive officers, and (c) all of our directors and executive officers as a group.

Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our Common Shares. The number of Common Shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any Common Shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 1, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the Common Shares set forth in the following table:

 Name and Address                       Amount and Nature of       Percentage of
of Beneficial Owner                     Beneficial Ownership           Class
-------------------                     --------------------           -----

Joel M. Gugol                             24,000,000 Direct            35.21%
Blk 17, Lot 36 P3, Seagull Ave
Taguig City Philippines

Erickson D. Mercado                       24,000,000 Direct            35.21%
137 4th St Riverside Village Sta
Lucia Pasig City, Philippines

Directors and Executive Officers
 as a Group (2 people)                    48,000,000 Direct            70.42%

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
         INDEPENDENCE

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

     *    any of our directors or officers;
     *    any person proposed as a nominee for election as a director;
     * any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
     *    any of our promoters; and
     * any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                               Financial Year Ended April 30,
                               ------------------------------
                                2008                    2007
                               ------                  ------

     Audit Fees                $6,400                  $2,000
     Audit Related Fees        $  Nil                  $  Nil
     Tax Fees                  $  Nil                  $  Nil
     All Other Fees            $  Nil                  $  Nil
     Total                     $  Nil                  $  Nil

In each of the last two fiscal years ended April 30, 2008 and 2007, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

POLICY ON PRE-APPROVAL BY AUDIT COMMITTEE OF SERVICES PERFORMED BY INDEPENDENT AUDITORS

We do not use Moore and Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore and Associates, Chartered to provide compliance outsourcing services.

Effective May 6, 2003, the SEC adopted rules that require that before Moore and Associates, Chartered is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Moore and Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore and Associates, Chartered's independence.

ITEM 15. EXHIBITS

    Number                              Description
    ------                              -----------

     3.1       Articles  of   Incorporation   (incorporated   by   reference  to
               Registration Statement on Form SB-2 filed on June 6, 2006)

     3.2 Bylaws (incorporated by reference to Registration Statement on Form SB-2 filed on June 6, 2006)

     10.1      Non-Binding Offer to Finance Enhance Skin Products, Inc.

     23.1 Consent of Accountant (incorporated by reference to Registration Statement on Form SB-2 filed on June 6, 2006)

     31.1      Certification  of CEO Pursuant TO 18 U.S.C. ss. 1350, Section 302

     31.2      Certification  of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302

     32.1      Certification Pursuant to 18 U.S.C. ss.1350, Section 906

     32.2      Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

     99.1 Form of subscription agreement used between our company and the 38 non-affiliated shareholders who purchased 840,000 common shares at $0.05 per share as listed in Item 26 (incorporated by reference to Registration Statement on Form SB-2 filed on June 6,
               2006)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEEZOO SOFTWARE CORP.


By: /s/ Joel M. Gugol                                     By: /s/ Erickson D. Mercado
   ----------------------------------------------            -----------------------------------------
Name:  Joel M. Gugol                                      Name:  Erickson D. Mercado
Title: President, Chief Executive Officer                 Title: Secretary, Treasurer, Chief Financial
       (Principal Executive Officer) and Director                Officer and Director

Dated: July 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Joel M. Gugol                                     By: /s/ Erickson D. Mercado
   ----------------------------------------------            -----------------------------------------
Name:  Joel M. Gugol                                      Name:  Erickson D. Mercado
Title: President, Chief Executive Officer                 Title: Secretary, Treasurer, Chief Financial
       (Principal Executive Officer) and Director                Officer and Director

Dated: July 29, 2008