Form 10QSB
period 2008-07-31
Enhance Skin Products Inc
filed 2008-09-16
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended July 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Number of shares  outstanding  of the  registrant's  class of common stock as of September 12, 2008: 49,250,000

Authorized share capital of the registrant:  100,000,000 common shares, par value of $0.001

The Company  recorded  $nil sales  revenue for the three  months ended July 31, 2008.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE  SECURITIES  EXCHANGE  ACT OF 1934,  AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD LOOKING STATEMENTS INVOLVE  RISKS AND  UNCERTAINTIES.  A NUMBER OF  IMPORTANT  FACTORS  COULD CAUSE ACTUAL  RESULTS  TO  DIFFER   MATERIALLY  FROM  THOSE  IN  THE   FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING  STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM  10-QSB,  READERS  ARE  URGED TO READ  CAREFULLY  ALL  CAUTIONARY STATEMENTS  - INCLUDING  THOSE  CONTAINED  IN OTHER  SECTIONS OF THIS  QUARTERLY REPORT ON FORM 10-QSB.  AMONG SAID RISKS AND  UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY  EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE  CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ZEEZOO SOFTWARE CORP.
(A development Stage Company)

BALANCE SHEET
Unaudited
	Unaudited	Audited
	July 31	April 30
	2008	2008
ASSETS
Current
Cash	$1,854	$3,704

Total current assets	1,854	3,704

Total assets	1,854	3,704

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	2,860	4,000
Due to a Director	1,615	1,615

Total liabilities	4,475	5,615

Stockholder's deficit
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding:
68,160,000 common shares	5,680	5,680
Additional paid-in capital	44,320	44,320
Deficit accumulated during the development stage	(52,621)	(51,911)

Total Stockholders' deficit	(2,621)	(1,911)

Total liabilities and stockholders' deficit	$1,854	$3,704

The accompanying notes are an integral part of these financial statements.

ZEEZOO SOFTWARE CORP.
(A development Stage Company)

STATEMENT OF OPERATIONS
Unaudited

	Three months ended July 31
	2008		2007

Revenue		$-		$-

Cost of good sold		-		-

Gross Profit		-		-

Operating expenses
Amortization		-		417
General & administrative		710		3,564
Professional fees		-		15,500

		710		19,481

Net loss before income taxes		(710)		(19,481)

Provision for income taxes		-		-

Net loss		(710)		(19,481)

Basic and diluted loss per Commom share (1)	$		$

Weighted average number of common shares outstanding		68,160,000		68,160,000

(1) less than $0.01

The accompanying notes are an integral part of these financial statements.

ZEEZOO SOFTWARE CORP.
(A development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		paid in	Development	Stockholders
	Shares	Amount	Capital	Stage	Equity
Inception, November 14, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of common stock to Directors on November 14, 2006 @$0.00017 per share	48,000,000	48,000	(40,000)	-	8,000

Private placement closed January 31, 2007 @ $0.0021	20,160,000	20,160	21,840	-	42,000

Net loss for the year	-	-	-	(1,754)	(1,754)

Balance April 30, 2007	68,160,000	68,160	(18,160)	(1,754)	48,246

Net loss for the year	-	-	-	(50,157)	(50,157)

Balance April 30, 2008	68,160,000	68,160	(18,160)	(51,911)	(1,911)

Net loss for the quarter	-	-	-	(710)	(710)

Balance July 31, 2008	68,160,000	$68,160	$(18,160)	$(52,621)	$(2,621)

The accompanying notes are an integral part of these financial statements.

ZEEZOO SOFTWARE CORP.
(A development Stage Company)

STATEMENT OF CASH FLOWS
Unaudited

	Three months ended July 31
	2008	2007
Operating activities
Net loss for the period	$(710)	$(19,481)
Adjustments To Reconcile Net Loss To Net Cash
Used By Operating Activities
Amortization	-	417
Changes in operating assets and liabilities:
Changes in accounts payable	(1,140)	(4,000)

Cash flows from operating activities	(1,850)	(23,064)

Investing activities
Patent applications	-	-

Cash flows from investing activities	-	-

Financing activities
Loans from shareholder	-	-
Payment of loans	-	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(1,850)	(23,064)

Cash, beginning of year	3,704	50,000

Cash, end of year	$1,854	$26,936

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

ZEEZOO SOFTWARE CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on November 14, 2006.  The Company has limited  operations  and in accordance  with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Initial operations had included capital formation,  organization, target market identification,  new product  development  and  marketing  plans.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The Company has adopted an April 30 year end.

ACCOUNTING BASIS

The basis is generally accepted accounting principles in the United States.

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
July 31, 2008
(unaudited)

NOTE 2.   (CONTINUED)

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

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs  of  design,  configuration,  coding,  installation  and  testing  of  the Company's website up to its initial implementation. Upon implementation in April 2007, the asset was being amortized to expense over its estimated  useful life of three years using the straight-line method.

During the year ended April 30, 2008 the Company wrote-off costs associated with its website.  See note 6.

ZEEZOO SOFTWARE CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(unaudited)

NOTE 3. STOCKHOLDERS' EQUITY

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

NOTE 4. RELATED PARTY TRANSACTIONS

The  Company's  neither  owns nor  leases  any real or  personal  property.  The Company's  Directors  provides  office  space free of charge.

The amount due to a director of $1,615 has no repayment terms, is unsecured without interest and is for  reimbursement of company  operating  expenses.

On November 14, 2006  (inception),  the Company issued  2,000,000  shares of its common stock to Directors for cash of $8,000. See Note 3.

NOTE 5. INCOME TAXES

Net  deferred  tax  assets  are $nil.  Realization  of  deferred  tax  assets is dependent  upon  sufficient   future  taxable  income  during  the  period  that deductible temporary  differences and carryforwards are expected to be available to reduce taxable  income.  As the achievement of required future taxable income is uncertain, the Company has not recorded a valuation allowance.

ZEEZOO SOFTWARE CORP.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(unaudited)

NOTE 6. WEBSITE

During the year ended April 30, 2008 the Company wrote-off its website costs of $19,611 (net of accumulated depreciation) as the company has abandoned this line of business.

NOTE 7. NET OPERATING LOSSES

As of April 30,  2008,  the Company has a net  operating  loss carry  forward of approximately  $50,157,  which  will  expire 20 years  from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The  Company   currently  has  no  operating  lease  commitments  or  any  other commitments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of Enhance for the year three months ended July 31, 2008 and the financial statements of the Company for the three months ended July 31, 2007.

Statement of Earnings	3 months	3 months
	ended	ended
	July 31	July 31
	2008	2007
	$	$
Revenue	-	-
Gross Profit	-	-
Loss before income taxes	710	19,481
Net Loss	710	19,481
Net loss per share (1)	-	-
Net loss per share diluted	-	-

Total Assets	1,854	3,704
Long-term liabilities	-	-

(1) less than $0.01

Sales

From the date of incorporation on November 14, 2006 to July 31, 2008 we have been a development stage company that has not generated any revenues.

Operating Expenses

Our operating expenses are classified primarily into three categories.

Amortization expense resulted from the amortization of the company’s web site in the first three months of July 31, 2007 which was $417.00.  During the year ended April 30, 2008 the company’s web site was written off as the Company abandoned this line of business therefore there is no amortization in the first three months at July 31, 2008.

General & administrative expenses incurred for the three months ended July 31, 2008 were $710 compared to the $3,564 spent in the period July 31, 2007.  This decrease was a result of decreased activity of the company as the company efforts were entirely on financing after abandoning the line of business related to the web site written off in the year ended April 30, 2008.

Professional fees in the three months ended July 31, 2008 were zero compared to the $15,500 spent in the three months ended July 31, 2007.  This decrease was a result of decreased activity of the company as the company efforts were entirely on financing.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock and advances from related parties.

At July 31, 2008, the Company had a working capital deficit of $2,621 compared to the working capital deficit of $1,911 at the year ended April 30, 2008.

At July 31, 2008 the total assets were $1,854 which consisted entirely of cash.  The cash balance at April 30, 2008 was $3,704 the decrease of $1,850 is due to the $710 of general & administrative expenses incurred during the period as well as the decrease in accounts payable of $1,140.

At July 31, 2008 accounts payable were $2,860 a decrease of $1,140 from the $4,000 balance at April 30, 2008.

At July 31, 2008 the advance from a Director remained unchanged from the balance of $1,615 at April 30, 2008. The advance has no repayment terms, is unsecured without interest and is for  reimbursement of company  operating  expenses.

Financing

On August 14, 2008, the Company entered into a subscription agreement with the investors (collectively the “Investors”) pursuant to which the Registrant sold to the Investors an aggregate of $1,500,000 of Units of the Registrant, each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock. The unit purchase price was $2.00. Each warrant entitles their holder to subscribe for one additional Common Share at an exercise price of $1.40 per warrant during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada local time.

Net proceeds to the Company at closing were $1,061,502. $438,498 of funds were disbursed as follows: $300,000 was to a finder, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issue costs. A further $34,416 was paid to satisfy existing bank loans and $59,284 was paid to officers of the Company who had advanced funds for current marketing efforts. The Company’s budgets indicate these net proceeds will be sufficient to reach the break-even point in sales.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

After the financing on August 14, 2008 the Company’s plan of operation, business objectives and goals were filed on an 8-K with the Securities and Exchange Commission on August 20, 2008 and is available at the EDGAR database.

ACTIVITIES DURING THE QUARTER ENDED JULY 31, 2008

At the end of the fiscal year ended April 30, 2008 the Company abandoned the line of business it had originally established and wrote of the website developed for this venture.  During the three months ended July 31, 2008, the Company incurred expenses of $710 while seeking financing as well as a new business plan. The Company was successfully financed on August 14, 2008 with details included in the 8-K filed with the SEC on August 20, 2008.

RESULTS OF OPERATIONS

The Company recorded a loss of $710 for the first quarter ended July 31, 2008.  Comparisons are not meaningful as the Company was not operational during this current quarter.

LIQUIDITY AND CASH RESOURCES

At July 31, 2008, the Company had a working capital deficit of $2,621 compared to the working capital deficit of $1,911 at the year ended April 30, 2008.  Cash balance at July 31, 2008 was $1,854 a decrease of $850 from the $3,704 balance at April 30, 2008.

The working capital and cash balance was determined to be insufficient at April 30, 2008 which resulted in the Company going into a non operating mode during this quarter.  The Company did obtain financing on August 14, 2008.

ITEM 3. CONTROLS AND PROCEDURES

As required  by Rule  13a-15  under the  Exchange  Act,  we have  carried out an evaluation  of the  effectiveness  of the design and  operation of our company's disclosure  controls and  procedures as of the end of the period covered by this quarterly  report for the three months ended July 31, 2008.  This evaluation was carried out under the  supervision and with the  participation  of our company's management, including our company's president and chief executive officer. Based upon that  evaluation,  our  company's  president  and chief  executive  officer concluded that our company's disclosure controls and procedures are effective as at the end of the period  covered by this report.  There have been no changes in our internal  controls over financial  reporting  that occurred  during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
_______
* Incorporated by reference to our SB2  Registration  Statement,  File Number 333-143542

(b) Reports on Form 8-K

Reports as filed with Securities and Exchange Commission on August 20, 2008 and August 26, 2008.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 12th day of September, 2008.

ZEEZOO SOFTWARE CORP.

Date: September 12, 2008	By:	/s/ Dr. Samuel S Asculai
Name: Dr. Samuel S Asculai
Title: President/CEO, Principal Executive Officer

Date: September 12, 2008	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer