Form 10-Q
period 2008-10-31
Enhance Skin Products Inc
filed 2008-12-15
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended October 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to _____________

Commission File Number 000-52755

ENHANCE SKIN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1724410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

695 South Colorado Boulevard, Suite 400, Denver, Colorado 80246
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:    416-644-8318

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

Number of shares outstanding of the registrant's class of common stock as of December 12, 2008: 49,250,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the six months ended October 31, 2008.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
		30-Apr
	October 31	2008
	2008	restated note 10

ASSETS
Current
Cash	$839,903	$3,704
Accounts receivable	4,089	-
Prepaids & deposits	15,390	-
Inventory	10,715	-

Total current assets	870,097	3,704

Other assets
Patent applications	6,903	-
Trademarks	44,115	-

Total other assets	51,018	-

Total assets	$921,115	$3,704

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$33,669	$4,000
Accounts payable to related party	736	1,615

Total liabilities	34,405	5,615

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding 49,250,000 and 68,160,000 as of
October 31, 2008 and April 30, 2008 respectively	49,250	68,160
Additional paid-in capital	1,172,753	(18,160)
Deficit accumulated during the development stage	(335,293)	(51,911)

Total stockholders' equity (deficit)	886,710	(1,911)

Total liabilities and stockholders' equity (deficit)	$921,115	$3,704

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months		Inception
	ended		ended		through
	October 31		October 31		October 31
	2008	2007	2008	2007	2008
EXPENSES
Operating expenses
Amortization	$-	$417	$-	$834	$2,389
General & administrative	135,113	1,154	135,823	4,718	143,534
Professional fees	26,358	1,700	26,358	17,200	47,958
Organization	-	-	-	-	600
Marketing	123,525	-	123,525	-	123,525

	284,996	3,271	285,706	22,752	318,006

Net loss before other items	(284,996)	(3,271)	(285,706)	(22,752)	(318,006)

Other items
Write down of asset	-	-	-	-	19,611
Interest income	(2,324)	-	(2,324)	-	(2,324)

Net loss	$(282,672)	$(3,271)	$(283,382)	$(22,752)	$(335,293)

Basic and diluted loss per common share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	65,250,769	2,840,000	46,132,937	2,840,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		paid in	Development	Stockholders
	Shares	Amount	Capital	Stage	Equity

Inception, November 14, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of common stock to Directors
on November 14, 2006 @ $0.00017 per share	48,000,000	48,000	(40,000)	-	8,000

Private placement closed January 31, 2007 @ $0.0021	20,160,000	20,160	21,840	-	42,000

Net loss for the year	-	-	-	(1,754)	(1,754)

Balance April 30, 2007	68,160,000	68,160	(18,160)	(1,754)	48,246

Net loss for the year	-	-	-	(50,157)	(50,157)

Balance April 30, 2008	68,160,000	68,160	(18,160)	(51,911)	(1,911)

Asset Purchase Agreement executed August 14, 2008
Shares cancelled	(47,910,000)	(47,910)	47,910	-	-
Shares issued	27,500,000	27,500	(10,897)	-	16,603
Private placement closed August 14, 2008 @ $1.00	1,500,000	1,500	1,153,900	-	1,155,400
Net loss for the period	-	-	-	(283,382)	(283,382)

Balance October 31, 2008	49,250,000	$49,250	$1,172,753	$(335,293)	$886,710

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months		Six Months		Inception
	ended		ended		through
	October 31		October 31		October 31
	2008	2007	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(282,672)	$(3,271)	$(283,382)	$(22,752)	$(335,293)
Adjustments to reconcile net loss To net cash
Amortization	-	417	-	834	2,389
Write-down of website	-	-	-	-	19,611
Changes in operating assets and liabilities:
Accounts receivable	(4,089)	-	(4,089)	-	(4,089)
Prepaids & deposits	(15,390)	-	(15,390)	-	(15,390)
Inventory	(10,715)	-	(10,715)	-	(10,715)
Accounts payable and accrued liabilities	30,809	1,000	29,669	(3,000)	33,669
Accounts payable to related party	(879)	-	(879)	-	736

Cash flows from operating activities	(282,936)	(1,854)	(284,786)	(24,918)	(309,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	-	-	-	(22,000)

Cash flows from investing activities	-	-	-	-	(22,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,155,400	-	1,155,400	-	1,205,400
Payment of loans	(34,415)	-	(34,415)	-	(34,415)

Cash flows from financing activities	1,120,985	-	1,120,985	-	1,170,985

NET INCREASE (DECREASE) IN CASH	838,049	(1,854)	836,199	(24,918)	839,903

Cash, beginning of the period	1,854	26,936	3,704	50,000	-

Cash, end of the period	$839,903	$25,082	$839,903	$25,082	$839,903

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-	$-

&	Patent applications having a value of $6,903 and trademarks having a value of $44,115 as well as bank loans of $34,415 were acquired in the asset purchase agreement executed on August 14, 2008 with the issue of
27,500,000 shares of Common Stock

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Enhance Skin Products Inc. (formerly Zeezoo Software Corp.) was originally incorporated under the laws of the state of Nevada on November 14, 2006.  The Company has limited operations and in accordance with SFAS #7, is considered a development stage company, and has had no revenues from operations to date.

Pursuant to an Asset Purchase Agreement by and between Zeezoo Software Corp. (“the Company”) and Enhance Skin Products Inc., a privately owned Ontario corporation (“Enhance”), which closed on August 14, 2008, the Company acquired all of the intellectual property and certain liabilities of Enhance (the “Assets”). In addition to shares issued for the asset purchase and the cancellation of certain securities of the Company, Enhance has acquired approximately 57.6% of the issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company.  On August 28, 2008 the Company changed its name to Enhance Skin Products Inc.

The Company is now a developer of premium cosmeceutical products marketed under its “Visible Youth™” trademark. Cosmeceuticals are topically applied products containing ingredients that influence the biological function of skin and can be described as a marriage between cosmetics and pharmaceuticals. These products may improve the appearance and condition of the skin by delivering nutrients or protectants necessary for healthy skin.

These consolidated financial statements contain the consolidated accounts of the Company and its wholly owned subsidiary Enhance Skin Products (Canada) Limited.  All inter-company accounts and transactions have been eliminated on consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q.

These consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended April 30, 2008.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

BASIC AND DILUTED LOSS PER SHARE

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

PRODUCT DEVELOPMENT COSTS

Product development are expensed as incurred.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FOREIGN CURRENCY TRANSACTIONS

The Company’s functional currency is the United States dollar (“U.S.”).  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in other income (expenses) on the Statement of Operations.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

WEBSITE COSTS

Website costs consist of software development costs, which represent capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation. Upon implementation in April 2007, the asset was being amortized to expense over its estimated useful life of three years using the straight-line method.

During the year ended April 30, 2008 the Company wrote-off costs associated with its website.  See note 7.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair value Measurement” (“SFAS 157”).  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  SFAS 157 was effective for the Company on May 1, 2008.  In October 2008, the FASB issued Staff Position (“FSP” No. FAS 157-3), “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active” which clarifies the application of SFAS157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008.  The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The fair value option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option are required to recognize changes in fair value in earnings.  SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option.  SFAS 159 was effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007.  The adoption of this statement did not have a material impact on the Company’s financial condition, results of operations or cash flows.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(unaudited)

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS - continued

In May 2008, the FASB issued SFAS No. 162, “the Hierarchy of Generally Accepted Principles”.  This statement identifies the sources of accounting principles and the framework of selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the Unites States.  The statement is directed to entities rather than auditors because entities are responsible for the selection of accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 common shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On November 14, 2006 (inception), the Company issued 2,000,000 shares of its common stock to its Directors for cash of $8,000.

On January 31, 2007, the Company closed a private placement for 840,000 common shares at a price of $0.05 per share, or an aggregate of $42,000.  The Company accepted subscriptions from 38 offshore non-affiliated investors.

On July 11, 2008, the Company completed a forward stock split on a 2-for-1 basis.  As a result, the outstanding shares of common stock were increased to 5,680,000.

On July 17, 2008, the Company completed a forward stock split on a 12-for-1 basis.  As a result, the outstanding shares of common stock were increased to 68,160,000.

The Statements have been adjusted to reflect retroactively these two forward splits.

On August 14, 2008 under the terms of the Asset Purchase Agreement the Company cancelled 47,910,000 common shares.  As a result, the outstanding shares of common stock were reduced to 20,250,000.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(unaudited)

NOTE 4. STOCKHOLDERS’ EQUITY – continued

ISSUED AND OUTSTANDING – continued

On August 14, 2008 under the terms of the Asset Purchase Agreement the Company issued 27,500,000 common shares for the acquisition of all of the intellectual property and certain liabilities of Enhance.  As a result, the outstanding shares of common stock were increased to 47,750,000.

On August 14, 2008, the Company entered into a subscription agreement with the investors (collectively the “Investors”) pursuant to which the Company sold to the Investors an aggregate of $1,500,000 of Units, each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock. The unit purchase price was $2.00. Each warrant entitles their holder to subscribe for one additional Common Share at an exercise price of $1.40 per warrant during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada local time.  As a result, the outstanding shares of common stock were increased to 49,250,000.

Net proceeds to the Company at closing were $1,061,502. $438,300 of funds was disbursed as follows: $300,000 was paid as finders fees, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issue costs. A further $34,416 was paid to satisfy existing bank loans and $59,284 was paid to officers of the Company who had advanced funds for current marketing efforts.

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES

The amount due to a Director of $736 has no repayment terms, is unsecured and is non-interest bearing.

On November 14, 2006 (inception), the Company issued 2,000,000 shares of its common stock to Directors for cash of $8,000. See Note 4.

During the quarter ended October 31, 2008 and commencing on August 15, 2008, the Company made monthly consulting fee payments of $12,500 to BioStrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  In this quarter, a total of $31,250 has been recorded as an expense.  During the same period, and in consideration of the payments made to BioStrategies Consulting Group Inc., the Company’s CEO did not collect any salary from the Company.

On September 15, 2008 a company owned by the CEO who is also a Director sold the Company a raw material ingredient used in the manufacture of its cosmeceutical products.  The ingredient was sold at no profit to the selling company at a price of $6,620.  The Company has also purchased this ingredient from the same supplier as used by the related company.  The price paid by the Company when purchasing the product directly was the identical price.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(unaudited)

NOTE 6. INCOME TAXES

Net deferred tax assets are $Nil.   Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has not recorded a valuation allowance.

NOTE 7. WEBSITE

During the year ended April 30, 2008, the Company wrote-off its website costs of $19,611 (net of accumulated depreciation) as the company had abandoned this line of business.

NOTE 8. NET OPERATING LOSSES

As of October 31, 2008, the Company has a net operating loss carry forward of approximately $335,293, which will expire for tax loss carry forward purposes 20 years from the date the loss was incurred.

NOTE 9. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

NOTE 10. RESTATEMENT OF CERTAIN COMPARATIVE FIGURES

The Company is currently in the process of restating its financial statements for the year ended April 30, 2008 to reflect an adjustment related to common stock and additional paid-in capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of Enhance for the year three months ended October 31, 2008 and the financial statements of the Company for the three months ended October 31, 2007.

Statement of Earnings	3 Months ended		6 Months ended
	October 31		October 31
	2008	2007	2008	2007

Revenue	-	-	-	-
Gross Profit	-	-	-	-
Loss before income taxes	(282,672)	(3,271)	(283,382)	(22,752)
Net loss per share (1)	-	-	-	(0.01)

Total Assets	921,115	29,109	921,115	29,109
Long-term liabilities	-	-	-	-

(1) less than $0.01

Sales

From the date of incorporation on November 14, 2006 to October 31, 2008 we have been a development stage company that has not generated any revenues.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

During the year ended April 30, 2008 the company’s website was written off as the Company abandoned this line of business therefore there is no amortization in the first six months ended October 31, 2008. Amortization of the website for the first six months to October 31, 2007 was $834 and for the quarter ended October 31, 2007 amortization was $417.

General & administrative expenses incurred for the three months ended October 31, 2008 were $135,113 compared to the $1,154 spent in the period October 31, 2007.    G&A expenses for the six months ended October 31, 2008 were $135,823 compared to the $4,718 spent in the first six months of 2007.  This increase of $133,959 and $131,105 for the three months and six months ended October 31, 2008 respectively was a result of the Company incurring overheads in order to make the transition from a development stage company.  Expenses contributing to this increase were $95,785 of remuneration, $15,301 to office expenses including rent and $24,549 for travel.

Operating Expenses - continued

Professional fees in the three months ended October 31, 2008 were $26,358 compared to the $1,700 spent in the three months ended October 31, 2007.  Professional fees in the six months ended October 31, 2008 were $26,358 compared to the $17,200 spent in the six months ended October 31, 2007.  Professional fees of $26,358 were incurred primarily for the financing and asset purchase transactions.

In the quarter ended October 31, 2008 the Company incurred marketing expenses for the first time since inception.  The Marketing expenses of $123,525 will benefit future periods and include web site development, product packaging, logo design etc.  The Company also exhibited at trade shows in order to refine a market and advertising strategy.  The company is also considering the expansion of its marketing strategy outside of North America which may be through distribution agreements, its own sales representatives or selective acquisitions or licensing transactions as funding constraints allow.  The Company believes that current market conditions may provide attractive business development opportunities that it continues to actively monitor.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock.  In the quarter ended October 31, 2008 the company acquired Patent applications of $6,903 and trademarks of $44,115 through the issuance of 27,500,000 shares of common stock.  Also during this period the Company received net proceeds of $1,061,502 for the issuance of 1,500,000 shares of Common stock with 750,000 warrants which entitles their holder to subscribe for one additional Common Share at an exercise price of $1.40 per warrant during the period of 24 months following the closing date of August 14, 2008.

At October 31, 2008, the Company had working capital of $835,692 as compared to the working capital deficit of $1,911 at the year ended April 30, 2008.

At October 31, 2008 the total assets were $921,115 as compared to the total assets $3,704 at April 30, 2008.  Included in these assets are the patent applications and trademarks of $51,018, accounts receivable representing a sales tax refund of $4,089, prepaid expenses and deposits of $15,390 and inventory of $10,715.  The cash balance at October 31, was $893,903 as compared to the April 30, 2008 balance of $3,704.  This increase of $836,199 is entirely attributable to the financing which closed on August 14, 2008.

At October 31, 2008 accounts payable were $33,669, an increase of $29,669 from the $4,000 balance at April 30, 2008.  The increase is made up of marketing expenses received at the end of October 2008.

At October 31, 2008 accounts payable related party of $736 consisted of a balance of $736 due to a company controlled by a Director for the purchase of a raw material used in the manufacture of the Company’s products.  The advance has no repayment terms, is unsecured and without interest.

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

GENERAL OVERVIEW

After the financing on August 14, 2008, the Company’s plan of operation, business objectives and goals were filed on an 8-K with the Securities and Exchange Commission on August 20, 2008 and is available at the EDGAR database. In accordance with this plan of operation, business objectives and goals, the Company continued to develop new products for the treatment of skin after non-ablative skin resurfacing procedures such as fractional photothermolysis (fractional laser treatment). The Company plans to attend a number of trade shows in the next twelve months at which it plans to exhibit its existing two products in new packaging and introduce up to four new products.

ACTIVITIES DURING THE QUARTER ENDED OCTOBER 31, 2008

At the end of the fiscal year ended April 30, 2008, the Company abandoned the line of business it had originally established and wrote of the website developed for this venture.  During the three months ended July 31, the Company incurred a minimum of expenses ($710) while seeking financing as well as a new business plan. The Company was successfully financed on August 14, 2008 with details included in the 8-K filed with the SEC on August 20, 2008. During the three months ended October 31, and in accordance with its plan of operation, business objectives and goals set out in its the Company has continued to seek to develop new products, and has commenced development of its new website, Phase I of which is scheduled for launch in late November at www.visibleyouth.com. The Company continues to explore relationships with potential manufacturers and component suppliers as well as distribution possibilities in the North America, Far-East and Europe.

RESULTS OF OPERATIONS

The Company recorded a loss of $282,672 for the three months ended October 31, 2008 and a loss of $283,382 for the six months ended October 31, 2008.  Comparisons are not meaningful as the Company was not operational during the previous year.

LIQUIDITY AND CASH RESOURCES

At October 31, 2008, the Company had working capital of $835,692 compared to a working capital deficit of $1,911 at the year ended April 30, 2008.  Cash balance at October 31, 2008 was $839,903, an increase of $836,199 from the $3,704 balance at April 30, 2008.

The working capital and cash balance has been determined to be insufficient for the Company to reach breakeven.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule  13a-15  under the  Exchange  Act,  we have  carried out an evaluation  of the  effectiveness  of the design and  operation of our company's disclosure  controls and  procedures as of the end of the period covered by this quarterly  report for the three months ended October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation,  our company's  president  and chief  executive  officer concluded that our company's disclosure controls and procedures are effective as at the end of the period  covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 3. CONTROLS AND PROCEDURES - continued

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 14, 2008, under the terms of the Asset Purchase Agreement, the Company cancelled 47,910,000 common shares.  As a result, the outstanding shares of common stock were reduced to 20,250,000.

On August 14, 2008, under the terms of the Asset Purchase Agreement, the Company issued 27,500,000 common shares for the acquisition of all of the intellectual property and certain liabilities of Enhance Skin Products Inc., a privately owned Ontario corporation.  As a result, the outstanding shares of common stock were increased to 47,750,000.

On August 14, 2008, the Company entered into a subscription agreement with the investors (collectively the “Investors”) pursuant to which the Company sold to the Investors an aggregate of $1,500,000 of Units, each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock. The unit purchase price was $2.00. Each warrant entitles their holder to subscribe for one additional Common Share at an exercise price of $1.40 per warrant during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada local time. As a result, the outstanding shares of common stock were increased to 49,250,000.

Net proceeds to the Company at closing were $1,061,502. $438,498 of funds were disbursed as follows: $300,000 was paid as finders fees, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issue costs. A further $34,416 was paid to satisfy existing bank loans and $59,284 was paid to officers of the Company who had advanced funds for current marketing efforts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective August 14, 2008, the Company entered into a consulting agreement with Biostrategies Consulting Group Inc., a private Ontario corporation wholly owned by the Company’s CEO, Samuel Asculai.  This agreement is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Also, effective August 14, 2008, the Company and its CEO, Samuel Asculai entered into an amendment of his employment agreement.  This amendment agreement is attached hereto as Exhibit 99.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

(a)   Pursuant to rule 601 of Regulation  SB, the following  exhibits are included herein or incorporated by reference.

Exhibit Number	Description

31.1	Certification of CEO Pursuant TO 18 U.S.C. ss. 1350, Section 302
31.2	Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
32.1	Certification Pursuant to 18 U.S.C. ss.1350, Section 906
32.2	Certification Pursuant to 18 U.S.C. ss. 1350, Section 906
99.1	Consulting Agreement between Enhance Skin Products Inc and Biostrategies Consulting Group Inc
99.2	Amendment to Employment Agreement of Samuel Asculai

(b) Reports on Form 8-K

Reports as filed with Securities and Exchange Commission on August 20, 2008 and August 26, 2008.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 12th day of September, 2008.

ENHANCE SKIN PRODUCTS INC.

Date: December 12, 2008	By:	/s/ Dr. Samuel S Asculai
Name: Dr. Samuel S Asculai
Title: President/CEO, Principal Executive Officer

Date: December 12, 2008	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer