Form 10-Q
period 2009-01-31
Enhance Skin Products Inc
filed 2009-03-19
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended January 31, 2009

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

Number of shares outstanding of the registrant's class of common stock as of January 31, 2009: 49,250,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended January 31, 2009.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS- INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-Q. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
formerly Zeezoo Software Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
		April 30
	January 31	2008
	2009	restated note 11

ASSETS
Current
Cash	$634,809	$3,704
Accounts receivable	8,367	-
Prepaids & deposits	14,681	-
Inventory	16,883	-

Total current assets	674,740	3,704

Other assets
Patent applications	6,903	-
Trademarks	44,115	-

Total other assets	51,018	-

Total assets	$725,758	$3,704

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$22,544	$4,000
Accounts payable to related party	968	1,615

Total liabilities	23,512	5,615

Stockholders equity (deficit)
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding 49,250,000 and 68,160,000 as of
January 31, 2009 and April 30, 2008 respectively	49,250	68,160
Additional paid-in capital	1,513,894	(18,160)
Deficit accumulated during the development stage	(860,898	(51,911)

Total stockholders' equity (deficit)	702,246	(1,911)

Total liabilities and stockholders' equity (deficit)	$725,758	$3,704

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
formerly Zeezoo Software Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ending January 31, 2009, and 2008 and from the period
November 14, 2006 (inception) through January 31, 2009
(Unaudited)

					Inception
	Three Months		Nine Months		Nov 14, 2006
	ended		ended		through
	January 31		January 31		January 31
	2009	2008	2009	2008	2009
EXPENSES
Operating expenses
Amortization	$-	$1,416	$-	$2,250	$2,389
General & administrative	119,172	597	254,995	5,315	262,706
Professional fees	28,429	1,400	54,787	18,600	76,387
Organization	-	-	-	-	600
Marketing	37,777	-	161,302	-	161,302

	185,378	3,413	471,084	26,165	503,384

Net loss before other items	(185,378)	(3,413)	(471,084)	(26,165)	(503,384)

Other items
Warrant expense	341,141		341,141		341,141
Write down of asset	-	-	-	-	19,611
Interest income	(914)	-	(3,238)	-	(3,238)

Net loss before income taxes	(525,605)	(3,413)	(808,987)	(26,165)	(860,898)

Provision for income taxes	-	-	-	-	-

Net loss	$(525,605)	$(3,413)	$(808,987)	$(26,165)	$(860,898)

Basic and diluted loss per common share	$(0.01)	$0.00	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	49,250,000	2,840,000	56,444,022	2,840,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
formerly Zeezoo Software Corp.
For the period November 14, 2006 (inception) through January 31, 2009
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		paid in	Development	Stockholders
	Shares	Amount	Capital	Stage	Equity

Inception, November 14, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
common stock to Directors on
November 14, 2006 @ $0.00017
per share	48,000,000	48,000	(40,000)	-	8,000

Private placement closed
January 31, 2007 @ $0.0021	20,160,000	20,160	21,840	-	42,000

Net loss for the year	-	-	-	(1,754)	(1,754)

Balance April 30, 2007	68,160,000	68,160	(18,160)	(1,754)	48,246

Net loss for the year	-	-	-	(50,157)	(50,157)

Balance April 30, 2008	68,160,000	68,160	(18,160)	(51,911)	(1,911)

Asset Purchase Agreement
executed August 14, 2008
Shares cancelled	(47,910,000)	(47,910)	47,910	-	-
Shares issued	27,500,000	27,500	(10,897)	-	16,603
Private placement closed
August 14, 2008 @ $1.00	1,500,000	1,500	1,153,900	-	1,155,400
Warrant expense			341,141		341,141
Net loss for the period	-	-	-	(808,987)	(808,987)

Balance January 31, 2009	49,250,000	$49,250	$1,513,894	$(860,898)	$702,246

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
(A Development Stage Company)
formerly Zeezoo Software Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months and nine months ending January 31, 2009, and 2008 and from the period
November 14, 2006 (inception) through January 31, 2009
(Unaudited)
					Inception
	Three Months		Nine Months		Nov 14, 2006
	ended		ended		through
	January 31		January 31		January 31
	2009	2008	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(525,605)	$(3,413)	$(808,987)	$(26,165)	$(860,898)
Adjustments to reconcile net loss for non cash items
Amortization	-	1416	-	2,250	2,389
Write-down of website	-	-	-	-	19,611
Warrant expense	341,141		341,141		341,141
Changes in operating assets and liabilities:
Accounts receivable	(4,278)	-	(8,367)	-	(8,367)
Prepaids & deposits	709	-	(14,681)	-	(14,681)
Inventory	(6,168)	-	(16,883)	-	(16,883)
Accounts payable and accrued liabilities	(11,125)	(1,000)	18,544	(4,000)	22,544
Accounts payable to related party	232	-	(647)	-	968

Cash flows from operating activities	(205,094)	(2,997)	(489,880)	(27,915)	(514,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Website	-	(17,000)	-	(17,000)	(22,000)

Cash flows from investing activities	-	(17,000)	-	(17,000)	(22,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,155,400	-	1,205,400
Payment of loans	-	-	(34,415)	-	(34,415)

Cash flows from financing activities	-	-	1,120,985	-	1,170,985

NET INCREASE (DECREASE) IN CASH	(205,094)	(19,997)	631,105	(44,915)	634,809

Cash, beginning of the period	839,903	25,082	3,704	50,000	-

Cash, end of the period	$634,809	$5,085	$634,809	$5,085	$634,809

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$-	$-

Patent applications having a value of $6,903 and trademarks having a value of $44,115 as well as bank loans of $34,415 were acquired in the asset purchase agreement executed on August 14, 2008 with the issue of 27,500,000 shares of Common Stock

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
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

REVENUE RECOGNITION

The Company recognizes product sales generally at the time the product is shipped.  Concurrent with the recognition of revenue, the Company provides for the estimated cost of product returns and reduces revenue for estimated product returns.   Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized.  Shipping and handling costs are included in cost of goods sold.

ADVERTISING EXPENSE

The Company’s policy regarding advertising is to expense advertising when incurred.

BASIC AND DILUTED LOSS PER SHARE

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

PRODUCT DEVELOPMENT COSTS

Product development costs are expensed as incurred.

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

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the period from inception to January 31, 2009 of $860,898. The Company intends to fund operations through working capital and sales, which may be insufficient to fund its expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations.  In response to these problems, management has planned the following actions:

•	Management is currently manufacturing products to generate sales. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5. STOCKHOLDERS' EQUITY

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

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY – continued

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

Net proceeds to the Company at closing were $1,061,502. $438,300 of funds was disbursed as follows: $300,000 was paid as finder’s fees, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issue costs. A further $34,416 was paid to satisfy existing bank loans and $59,284 was paid to officers of the Company who had advanced funds for current marketing efforts.

NOTE 6. RELATED PARTY TRANSACTIONS AND BALANCES

The amount due to a Director of $968 has no repayment terms, is unsecured and is non-interest bearing.

On November 14, 2006 (inception), the Company issued 2,000,000 shares of its common stock to Directors for cash of $8,000. See Note 4.

During the period ended January 31, 2009 and commencing on August 15, 2008, the Company made monthly consulting fee payments of $12,500 to BioStrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  In this period, a total of $68,750 has been recorded as an expense.  During the same period, and in consideration of the payments made to BioStrategies Consulting Group Inc., the Company’s CEO did not collect any salary from the Company.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS AND BALANCES – continued

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

NOTE 7. INCOME TAXES

Net deferred tax assets are $Nil.   Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has not recorded a valuation allowance.

NOTE 8. WEBSITE

During the year ended April 30, 2008, the Company wrote-off its website costs of $19,611 (net of accumulated depreciation) as the company had abandoned the line of business to which the website related.

NOTE 9. NET OPERATING LOSSES

As of January  31, 2009, the Company has a net operating loss carry forward of approximately $860,898 which will expire for tax loss carry forward purposes 20 years from the date the loss was incurred.

NOTE 10. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

NOTE 11. RESTATEMENT OF CERTAIN COMPARATIVE FIGURES

The Company is currently in the process of restating its financial statements for the year ended April 30, 2008 to reflect an adjustment related to common stock and additional paid-in capital.

 NOTE 12. INVENTORY

The Company has purchased $16,883 of raw materials which will be used in production of the Company’s products.  The Company expects to manufacture and launch its line of skin care products in the fourth quarter of the current fiscal year.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
(unaudited)

NOTE 13. WARRANTS

Warrants for 750,000 shares were issued by the Company in August 2008. Specifically, the Company sold 1,500,000 shares of Common Stock for $1,500,000 to accredited investors of the Securities Act and issued warrants to purchase 750,000 shares of Common Stock at an exercise price of 1.40 per share expiring August 14, 2010. The warrants have not been exercised as of January 31, 2009.  The Company has attributed $341,141 to warrant expense using the Black Scholes option price model.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Options/Warrants
		Issued & Outstanding
Exercise Price	Expiration Date	January 31,	January 31,
		2009	2009
1.40	Aug-10	750,000	750,000

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the nine months ended January 31, 2009 and the financial statements of the Company for the nine months ended January 31, 2008.

Statement of Earnings	3 Months ended		9 Months ended
	January 31		January 31
	2009	2008	2009	2008

Revenue	-	-	-	-
Gross Profit	-	-	-	-
Loss before income taxes	(525,605)	(3,413)	(808,987)	(26,165)
Net loss per share (1)	-	-	(0.01)	(0.01)

Total Assets	725,758	24,696	725,758	24,696,
Long-term liabilities	-	-	-	-

(1) less than $0.01

Sales

From the date of incorporation on November 14, 2006 to January 31, 2009 we have been a development stage company that has not generated any revenues.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

During the year ended April 30, 2008 the company’s website was written off as the Company abandoned the line of business to which it related.  Therefore there is no amortization in the first nine months ended January 31, 2009. Amortization of the website for the first nine months to January 31, 2008 was $2,250 and for the quarter ended January 31, 2008 amortization was $1,416.

General & administrative expenses incurred for the three months ended January 31, 2009 were $119,172 compared to the $597 incurred in the quarter ended January 31, 2008.    General &administrative expenses for the nine months ended January 31, 2009 were $254,995 compared to the $5,315 incurred in the first nine months ended January 31, 2008.  This increase of $118,575 and $249,680 for the three months and nine months ended January 31, 2009 respectively was a result of the Company incurring overheads in an effort to make the transition from a development stage company.  Expenses contributing to this increase in the nine months were $206,406 of remuneration, $21,338 of office expenses, $33,906 for travel and a foreign exchange gain of $6,655.

Operating Expenses - continued

Professional fees in the three months ended January 31, 2009 were $28,429 compared to the $1,400 incurred in the three months ended January 31, 2008.  Professional fees in the nine months ended January 31, 2009 were $54,787 compared to the $18,600 incurred in the nine months ended January 31, 2008.  The year to date increase of $36,187 is primarily a result of the cost of financing, the costs associated with the asset purchase agreement, and the increase in professional fees associated with the increase in activity.

In the period ended January 31, 2009 the Company incurred marketing expenses for the first time since inception.  The marketing expenses of $37,777 for the quarter and $161,302 for the nine months ending January 31, 2009, will benefit future periods and include web site development, product packaging and logo design.  The Company has also exhibited at trade shows in order to refine a market approach and advertising strategy.  The Company believes that current market conditions may provide attractive business development opportunities that it continues to actively monitor.

Warrant expense

Warrants for 750,000 shares were issued by the Company in August 2008. The Company has attributed $341,141 to warrant expense using the Black Scholes option price model.

Interest income

The Company earned $3,238 on its cash deposits for the nine months ended January 31, 2009 and $914 during the three months ended January 31, 2009.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock.  In the nine months ended January 31, 2009 the company acquired Patent applications of $6,903 and trademarks of $44,115 through the issuance of 27,500,000 shares of common stock.  Also during this period the Company received net proceeds of $1,061,502 for the issuance of 1,500,000 shares of Common stock with 750,000 warrants which entitles their holders to subscribe for one additional Common Share at an exercise price of $1.40 per warrant during the period of 24 months following the closing date of August 14, 2008.

At January 31, 2009, the Company had working capital of $651,228 as compared to the working capital deficit of $1,911 at the year ended April 30, 2008.

At January 31, 2009 the total assets were $725,758 as compared to the total assets $3,704 at April 30, 2008.  Included in these assets are the patent applications and trademarks of $51,018, accounts receivable representing a sales tax refund of $8,367, prepaid expenses and deposits of $14,681 and inventory of $16,883.  The cash balance at January 31, 2009 was $634,809 as compared to the April 30, 2008 balance of $3,704.  This increase of $631,105 is entirely attributable to the financing which closed on August 14, 2008.

At January 31, 2009 accounts payable were $22,544, an increase of $18,544 from the $4,000 balance at April 30, 2008.  The increase is made up of primarily professional fees.

At January 31, 2009 accounts payable related party of $968 is due to a director and represents unreimbursed expenses incurred on behalf of the Company.  The liability has no repayment terms, is unsecured and without interest.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

As required by Rule  13a-15  under the  Exchange  Act,  we have  carried out an evaluation  of the  effectiveness  of the design and  operation of our company's disclosure  controls and  procedures as of the end of the period covered by this quarterly report for the nine months ended January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 6, 2009, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed to the Board of Directors of the Company by resolution of the holders of in excess of 50% of the Company’s voting stock.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS

(a)   Pursuant to rule 601 of Regulation  SB, the following  exhibits are included herein or incorporated by reference.

Exhibit Number	Description

31.1	Certification of CEO Pursuant TO 18 U.S.C. § 1350, Section 302
31.2	Certification of CFO Pursuant to 18 U.S.C. § 1350, Section 302
32.1	Certification Pursuant to 18 U.S.C. §1350, Section 906
32.2	Certification Pursuant to 18 U.S.C. §1350, Section 906

(b)   Reports on Form 8-K

Reports as filed with Securities and Exchange Commission on February 10, 2009.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the registrant has duly caused  this report to be signed on its behalf  by the undersigned,  thereunto duly authorized,  on this 19th day of March, 2009.

ENHANCE SKIN PRODUCTS INC.

Date: March 19, 2009	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Date: March 19, 2009	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer