Form 10-K
period 2009-04-30
Enhance Skin Products Inc
filed 2009-09-14
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   April 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52755

Enhance Skin Products Inc
(Exact name of registrant as specified in its charter)

Nevada	84-1724410
(State or other jurisdiction of incorporation)	(Commission File Number)
(IRS Employer Identification No.)

695 South Colorado Boulevard, Suite 480 Denver, Colorado	80246
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (416) 644 8318

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Shares, par value $.0.001 per share

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 2008, was approximately $27,187,500.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 30, 2009, was 49,250,000.

PART I

ITEM 1.   BUSINESS.

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

Enhance Skin Products Inc. (formerly Zeezoo Software Corp.) was originally incorporated under the laws of the state of Nevada on November 14, 2006.

Pursuant to an Asset Purchase Agreement by and between Zeezoo Software Corp. (“the Company”) and Enhance Skin Products Inc., a privately owned Ontario corporation (“Enhance Private”), which closed on August 14, 2008, the Company acquired all of the intellectual property and certain liabilities of Enhance Private (the “Assets”). In addition to shares issued for the asset purchase and the cancellation of certain securities of the Company, Enhance Private has acquired approximately 57.6% of the issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), of the Company.  On August 28, 2008 the Company changed its name to Enhance Skin Products Inc.

The Company is now a developer of premium cosmeceutical products marketed under its “Visible Youth™” trademark. Cosmeceuticals are topically applied products containing ingredients that influence the biological function of skin and can be described as a marriage between cosmetics and pharmaceuticals. These products may improve the appearance and condition of the skin by delivering nutrients or protectants necessary for healthy skin.  The Visible Youth line of products will be sold primarily through physicians and licensed aestheticians working under the direction of a physician (direct dispense) and medispas.

The market for cosmeceutical products is driven by the increasing desire of customers to look good, coupled with an aging population and the growing availability of high-performance cosmetics. Older consumers in particular, who are no longer willing to accept the inevitability of the onset of the visible effects of aging, are increasingly demanding anti-aging products. Women over the age of 50 are the main target population for cosmeceutical manufacturers. According to a January 2009 Market Study Report entitled “Physician-Dispensed Cosmeceuticals Report, global sales of physician-dispensed cosmeceuticals are projected to grow at a 17.1% annual rate through 2012 from an estimated 2008 sales total of $774.9 million.  The Company’s goal is to capitalize on this consumer trend.

The aesthetic market has not been immune to the negative impact of current global economic conditions, and management has scaled back their marketing plans accordingly.

The Visible Youth™ skin care line utilizes medical-grade hyaluronic acid (also called hyaluronan or HA) of specific optimum molecular size and purity to deliver hydration to the dermis. The brand also contains products that are proprietary (patent pending) synergistic formulations of two or more active ingredients that include the specific, medical-grade hyaluronic acid. Visible Youth™ is formulated to help improve the healthy appearance and feel of skin and addresses the loss of HA-water complex, a natural component without which the underlying structure of skin collapses. Visible Youth™ is formulated to help restore the skin’s natural supply of HA-water complex and works to rehydrate the skin at the cellular level.

Products

Hyaluronan, which is the basis of all Visible Youth™ products, is a naturally occurring sugar polymer of central biological importance. Hyaluronic acid is present in every tissue of the body. It has many functions, including stimulating the tissue’s water retention capabilities. 3% of the human body, by dry weight, is composed of HA. For example, hyaluronic acid is found in the eye and keeps them round and it is found in joints as part of the synovial fluid and acts as a lubricant and shock absorber. However, 56% of the HA in our bodies is found in the skin, where it helps retain moisture and structure. Together with collagen and elastin, HA forms the cement that holds cells together.

Studies have shown (Stern, RJ, 2006, Hyaluronan: Key to Skin Moisture, 246-277, In: Dry Skin and Moisturizers, Loden, M and HI Maibach Eds.) that fragmentation of the HA polymer generates size-specific pieces, or oligomers, with widely differing biological activities. However, it is difficult to synethsize HA free of contaminating glycoprotein, lipids and other tissue material in the laboratory setting. In spite of these drawbacks, many cosmetic and cosmeceutical manufacturers continue to incorporate “cosmetic grade” HA into their products and claim their beneficial effects for their products. This grade of HA can be impure and ill-defined as to molecular size and biological activities and can therefore be less effective.

Dr. Samuel Asculai, our Chief Executive Officer and President, has, in the course of his career, worked to define the size and purity of the HA molecule that would result in maximum hydration, dermal delivery, systematic targeting and safety. His work has resulted in over 30 patents defining the discovery of what the company believes is a HA oligomer of extremely high purity that provides the hydrating, delivery and targeting characteristics not found in “cosmetic grade” HA. The Visible Youth™ line is the product of Dr. Asculai’s work.

The Visible Youth™ skin care line now six products, all of which use medical grade HA manufactured to our proprietary specifications and are hypoallergenic, non-irritating, fragrance free, non-comodegenic and oil free:

Visible Youth™ Revitalizing Formula:
Topical treatment of all areas of the face and neck. Replenishing hyaluronate helps to restore, correct and maintain the skin’s optimal moisture balance. Fine and deep lines are diminished over time, while the skin’s tone, texture, color and radiance are improved. This leaves the individual with healthier, more youthful looking skin.

Visible Youth™ Revitalizing Eye Zone Gel:
Addresses the delicate needs of the skin around the eye area. An ultra light gel combining the hydrating benefits of hyaluronate, collagen and glycerin with the healing and antioxidant properties of Vitamin E. It is a safe non-irritating gel that reduces puffiness, smoothes fine lines and improves the elasticity and texture of skin.

Visible Youth™ Healing Complex:
A proprietary (patent pending) synergistic formulation of two active ingredients that delivers a restorative formula to treated skin following a professional skin resurfacing procedure.  Developed for use at home, the healing Complex acts as a humectant in combination with bioactive ceramic micro-particles to aid in healing.  The Healing Complex also provides anti-microbial and anti-inflammatory properties while actively helping to attenuate redness.

Visible Youth™ Healing Complex Plus 3% Lidocaine:
For Physician use only, this is the Healing Complex with 3% Lidocaine added to be applied immediately after a professional skin-resurfacing procedure.  Lidocane helps relieve pain and discomfort while decreasing irritation.

Visible Youth™ Revitalizing Moisturizer:
Containing the our specific HA fraction and other healthy emollients, this unique cream delivers hydrating nutrition to the skin and neck and is particularly effective when used after Visible Youth Skin Revitalizing Formula.

Visible Youth™ Revitalizing Cleanser:
A mild, non-soap and non-alkaline gel, Revitalizing Cleanser is formulated for all skin types to gently remove impurities without breaking the acid mantle of the skin.

Product Development

We plan to develop a number of additional products, which may include an anti-aging cream, wrinkle cream, toner and facial mist.

Markets

Cosmeceutical products with therapeutic elements in their composition are enjoying increased popularity in worldwide markets. As a greater number of women are visiting dermatologists and expressing concerning about the health of their skin, cosmeceuticals provide answers to their cosmetic and health needs. Products such as anti-aging creams, tanning lotions and shampoos are beginning to incorporate medicinal ingredients and nutritional supplements in order to improve their efficiency and respond to market demand.

Aging baby boomers (those born between 1946 and 1964) are a driving force behind this trend. As they age, this segment of the population is more willing to pay to repair the signs of aging and skin damage. The Company targets this age group generally (as studies have shown that men are only slightly less likely to pay a premium for cosmeceuticals tailored to their specific requirements) with few demographic restrictions, with a prospect base in North America, Europe and Asia.

The targeted consumers represent a proven market for cosmeceutical products as they (i) are better educated than previous generations, (ii) possess more disposable income than their predecessors and (iii) are open to new ideas and technology. This targeted group will be able to easily access Visible Youth™ products through convenient online and offline access.

Distribution Methods and Marketing Strategy

The Company is in the process of developing various sales channels, including:

1.
A Web site for sales support for resellers combined with a shopping cart for direct product sales to the professional and consumer markets with built in safeguards to protect our professional customers (see www.visibleyouth.com);

2.	Presentations and official vendor booths at select aesthetic and medi-spa trade shows;

3.	Availability through offices of dermatologists, plastic surgeons, family practitioners, and Licensed aestheticians working under the direction of a physician;

4.	Availability in medi-spas, health and medical-directed wellness spas and salons.

The Company’s  overall marketing strategy is to develop and market a full line of cosmeceutical products the main active ingredient of which is our proprietary fraction of hyaluronan (HA). All Visible Youth™ products are intended to be competitively priced in the mid- to upper-quadrant of high quality products and brands. Our initial marketing efforts are focused on the following areas:

1.	Clearly defining the company/product message to create reseller and end user awareness and demand for the company’s product;

2.	Establishing the Visible Youth™ brand as a pioneer and leader in the category; and

3.	Attending four to six trade shows, and occasional regional shows with company and independent sales representative staff.

The Company’s new product offering consisting of new packaging and 4 new product SKUs was introduced at THE Aesthetics Show, held in Las Vegas, Nevada from June 1 to June 5, 2009.  THE Aesthetics Show brings together in one venue new aesthetic procedures, products and technologies.

Raw Materials and Suppliers

Medical grade hyaluronan is supplied by a number of manufacturers world wide. The Company secures its supply from a fermentation expert.

Competition

The cosmetics industry is highly competitive. We expect to compete on the basis of brand awareness, product functionality, design, quality, pricing, marketing, order fulfillment and delivery. Our competitors include a number of multinational manufacturers, some of which are larger and have substantially greater resources than we do, and which may therefore have the ability to spend more aggressively on advertising and promotion and have more flexibility to respond to changing business and economic conditions. Our products also compete with similar products sold in prestige channels, such as department stores, high-end specialty retailers, door-to-door, through television and infomercials or through mail-order or telemarketing by representatives of direct sales companies.

ITEM 1A.   RISK FACTORS.

As a smaller reporting company, the Company is not required to provide information under this Item 1A.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

Our principal executive offices are located at 695 S. Colorado Blvd, Suite 480, Denver Colorado, 80246.

ITEM 3.   LEGAL PROCEEDINGS.

We are not aware of any legal proceedings in which any director or officer, any proposed director or officer or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any affiliate of any such director or officer, proposed director or officer or security holder, is a party adverse to our company or has a material interest adverse to our company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 6, 2009, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed to the Board of Directors of the Company by the written consent of the holder of in excess of 50% of the Company’s voting stock.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is on the OTC Bulletin Board under the symbol "EHSK."

Shares of our common stock are issued in registered form Routh Stock Transfer, Inc., 6860 N. Dallas Parkway, Suite 200, Plano, TX, 75024 (Telephone:  (972) 381-2782; Facsimile:  (972)  381-2782) is the registrar and transfer  agent for our common shares.  On September 14, 2009 we had 49,250,000 shares outstanding.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended April 30, 2009.

RECENT SALES OF UNREGISTERED SECURITIES

On November 14, 2006 (date of inception), the Company issued 2,000,000 shares of Common Stock to our directors for an aggregate amount of $8,000.

On January 31, 2007, the Company consummated a private placement of 840,000 share of Common Stock at a price of $0.05 per share, or an aggregate of $42,000.  The Company accepted subscriptions from 38 offshore non-affiliated investors.  Our private placement was conducted in offshore transactions relying on Regulation S of the Securities Act of 1933.  None of the subscribers were U.S. persons, as defined in Regulation S.  No directed selling efforts were made in the United States by the Company, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

On August 14, 2008, the Company entered into subscription agreements with the investors named therein pursuant to which the Company agreed to sell to the investors an aggregate of 750,000 units, each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock.  The unit price was $2.00.  Gross proceeds from the sale of these units were $1,500,000.  We are required at all times to reserve sufficient shares for full exercise of the warrants.

All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering.  In addition, the investors are accredited investors, the investors had access to information about the Company and their investment, the Investors took the securities for investment and not for resale and the Company took appropriate measures to restrict the transfer of securities.

The above description of the Subscription Agreements referred to above is qualified in its entirety by reference to the actual subscription agreement, a copy of which were filed as Exhibit 10.2 to our Report on Form 8-K filed on August 20, 2008 and incorporated herein by  reference.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the year ended April 30, 2009.

	Fiscal year ended April 30,
	2008	2009	$ Change	% Change
Total Sales	$8,229	$-	$(8,229)	(100)%
Cost of goods sold	1,844	-	(1,844)	(100)%
Gross profit	6,385	-	(6,385)	(100)%
Operating expenses	37,551	688,255	650,704	1733%
Net loss before other items	(31,166)	(688,255)	(657,089)	2108%
Other items
Interest on long term debt	5,121	628	(4,493)	(88)%
Interest income	-	(3,664)	(3,664)	n/a
Net loss	$(36,287)	$(685,219)	$(648,932)	1788%

Total assets	55,476	520,337	464,861	838%
Long term liabilities	24,119	-	(24,119)	(100)%

Sales

During the year ended April 30, 2009 the Company did not record any sales.  In the year ended April 30, 2008 the Company recorded its first sales.  After receiving positive customer satisfaction from the limited product line in 2008 the Company’s efforts in 2009 were concentrated on raising equity financing and developing a complete product line.  In the second quarter of fiscal 2010 the company has offered the complete product line to its customers.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative expenses incurred for year ended April 30, 2009 were $397,858 compared to the $17,117 incurred in the year ended April 30, 2008.   After the financing was received on August 14, 2008 the Company started operations.  The Company therefore incurred 8.5 months of full operational expenses whereas in 2008 the Company had very limited operations.  The largest expense in 2009 being remuneration of $319,390 compared to zero remuneration expense in 2008.  Travel expense in 2009 was $38,413 compared to the $39 incurred in 2008.  Rent expense was $17,639 in 2009 compared to $13,510 in 2008.  These three expenses represent 94.4% of the total general & administrative expenses in 2009.  Other expenses were corporate of $6,980, office expense of $10,226, insurance of $96, bank charges of $532 and foreign exchange losses of $4,582.

Professional fees in the year ended April 30, 2009 were $65,675 compared to the $14,042 incurred in the year ended April 30, 2008.  The increase of $51,632 can be attributed to the audit and legal expenses associated with the Company becoming a public Company in 2009.  In 2009 legal expenses were $23,813, and audit expenses were $35,934 whereas in 2008 these expenses were nil as a private company.  In 2009 $5,928 was spent on consultants and in 2008 the Company spent $14,042 on consultants, however included in the 2008 expense was a $12,245 fee in regard to preparing to Company for financing.

Development costs in the year ended April 30, 2009 were $4,661 compared to $5,407 incurred in 2008.

In 2009 Marketing expenses were $220,061 compared to $985 in 2008.  This increase was due to the Company expanding the line of products to six SKU’s from the two SKU’s in 2008.  The costs were associated with packaging design, logos and branding of our products.  The costs associated with the new company website are also included in marketing expenses.

Other Items

Interest on long term debt decreased by $4,493 in 2009 from the 2008 expense of $5,121 to $628 in 2009.  The debt was paid in August 2008 after the equity financing was received. Therefore there were only 3.5 months of interest expense in 2009.

As the Company had cash on hand after the equity financing of August 14, 2009 $3,664 of interest was earned with these funds in the year ended April 30, 2009.

Liquidity and Capital Resources

Prior to the financing on August 14, 2008 the Company relied on contributions made to additional paid in capital by the CEO, director. The CEO, director made contributions to additional paid in capital of $10,749 and $66,319 during the years ended April 30, 2009 and April 30, 2008 respectively.

At April 30, 2009, the Company had working capital of $416,293 as compared to the working capital deficit of $18,015 at the year ended April 30, 2008.  The increase was due entirely to the equity financing of August 14, 2008.

At April 30, 2009 the total assets were $520,337 as compared to the total assets $55,476 at April 30, 2008.  Included in these assets are the patent applications and trademarks of $87,281, accounts receivable representing a sales tax refund of $8,609, prepaids and  deposits of $19,428, raw materials inventory $43,613 and cash of $361,606.

At April 30 2009 accounts payable were $16,504 compared to a NIL balance at the end of April 2008, when the Company was inactive.

Financing

Pursuant to an Asset Purchase Agreement by and between the Company and Enhance Private which closed on August 14, 2008, the Company acquired the Assets of Enhance Private. In addition to shares issued for the asset purchase and the cancellation of certain securities of the Company, Enhance Private has acquired approximately 57.6% of the Common Stock of the Company.  On August 28, 2008 the Company changed its name to Enhance Skin Products Inc.

On August 14, 2008, the Company entered into a subscription agreement with certain investors (collectively the “Investors”) pursuant to which the Company sold to the Investors an aggregate of $1,500,000 of Units of the Company, each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock. The unit purchase price was $2.00. Each warrant entitles their holder to subscribe for one additional Common Share at an exercise price of $1.40 per warrant during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada local time.

Net proceeds to the Company at closing were $1,061,502. $438,498 of funds were disbursed as follows: $300,000 was to a finder, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issue costs. A further $34,416 was paid to satisfy existing bank loans and $59,482 was paid to officers of the Company who had advanced funds for current marketing efforts. The Company’s budgets indicate these net proceeds will be sufficient to reach the break-even point in sales.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED BALANCE SHEETS

	April 30	April 30
	2009	2008

ASSETS
Current
Cash	$361,606	$-
Accounts receivable	8,609	776
Prepaids & deposits	19,228	1,339
Inventory	43,613	-

Total current assets	433,056	2,115

Other assets
Patent applications	43,166	6,966
Trademarks	44,115	46,395

Total other assets	87,281	53,361

Total assets	$520,337	$55,476

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities
Bank indebtedness	$-	$3,088
Accounts payable and accrued liabilities	16,504	-
Current portion of long term debt		17,042
Accounts payable to related party	259	-

Total current liabilities	16,763	20,130

Long-term bank indebtedness, net of current portion	-	24,119

Stockholders equity
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding 49,250,000 and 10 as of
April 30, 2009 and April 30, 2008 respectively	49,250	90
Additional paid-in capital	1,337,055	222,687
Translation adjustment	10,297	(3,741)
Deficit	(893,028)	(207,809)

Total stockholders' equity	503,574	11,227

Total liabilities and stockholders' equity	$520,337	$55,476

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ending April 30, 2009, and April 30, 2008

	April 30,	April 30,
	2009	2008

Revenue	$-	$8,229

Cost of goods sold	-	1,844

Gross profit	-	6,385

EXPENSES
Operating expenses
General & administrative	397,858	17,117
Professional fees	65,675	14,042
Development	4,661	5,407
Marketing	220,061	985

	688,255	37,551

Net loss before other items	(688,255)	(31,166)

Other items
Interest on long term debt	628	5,121
Interest income	(3,664)	-

Net loss before income taxes	(685,219)	(36,287)

Provision for income taxes	-	-

Net loss	$(685,219)	$(36,287)

Basic and diluted loss per common share	$(0.02)	$(3,628.70)

Weighted average number of common
shares outstanding	35,082,195	10

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years ending April 30, 2009, and April 30, 2008

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		paid in	Translation	Development	Stockholders
	Shares	Amount	Capital	Adjustment	Stage	Equity

Balance April 30, 2007	10	$90	$156,368	$(1,755)	$(171,521)	$(16,818)

Contribution to APIC			66,319			66,319
Increase (decrease) in translation adjustment				(1,986)		(1,986)
Net loss for the year					(36,288)	(36,288)

Balance April 30, 2008	10	90	222,687	(3,741)	(207,809)	11,227

Asset Purchase Agreement executed August 14, 2008
Shares assumed	20,250,000	20,250	(20,250)			-
Shares issued	27,500,000	27,500	(27,500)			-
Shares cancelled	(10)	(90)	90			-
Private placement closed August 14, 2008 @ $1.00	1,500,000	1,500	1,153,900		-	1,155,400
Contribution to APIC			10,749			10,749
Net liabilities acquired from Zeezoo			(2,621)			(2,621)
Increase (decrease) in translation adjustment				14,038		14,038
Net loss for the period	-	-	-		(685,219)	(685,219)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ending April 30, 2009, and April 30, 2008

	April 30,	April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(685,219)	$(36,287)
Changes in operating assets and liabilities:
Accounts receivable	(7,833)	3,250
Prepaids & deposits	(17,889)	(555)
Inventory	(43,613)	-
Accounts payable and accrued liabilities	16,504	(1,345)
Accounts payable to related party	259	-

Cash flows from operating activities	(737,791)	(34,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	(36,200)	(6,697)

Cash flows from investing activities	(36,200)	(6,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,155,400	-
Increase in additional paid in Capital	10,749	66,319
Net liabilities acquired from Zeezoo	(2,621)	-
Payment of loans	(41,161)	(19,236)

Cash flows from financing activities	1,122,367	47,083

NET INCREASE (DECREASE) IN CASH	348,376	5,449
Effect of foreign currency translation adjustments	16,318	(6,264)

Cash, beginning of the period	(3,088)	(2,273)

Cash, end of the period	$361,606	$(3,088)

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$628	$5,121

Patent applications having a value of $6,903 and trademarks having a value of $44,115 as well as bank loans of $34,416 were acquired in the asset purchase agreement executed on August 14, 2008 with the issue of 27,500,000 shares of Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Enhance Skin Products Inc. (formerly Zeezoo Software Corp.) was originally incorporated under the laws of the state of Nevada on November 14, 2006.

Pursuant to an Asset Purchase Agreement by and between the Company and Enhance Private which closed on August 14, 2008, the Company acquired the Assets of Enhance Private. In addition to shares issued for the asset purchase and the cancellation of certain securities of the Company, Enhance Private has acquired approximately 57.6% of the Common Stock of the Company.  On August 28, 2008 the Company changed its name to Enhance Skin Products Inc.

For accounting purposes, this transaction was treated as an acquisition of Zeezoo Software Corp. and a recapitalization of Enhance Skin Products Inc.  Enhance Private is the accounting acquirer and the results of its operations carryover. Accordingly, the operations of Zeezoo Software Corp are not carried over and will be adjusted to $0.  Immediately prior to the Merger, Zeezoo Software Corp had minimal assets and liabilities.

The financial statements are presented based on this recapitalization, whereby the Company has 49,250,000 common shares outstanding as of August 14, 2008.

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of The Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

REVENUE RECOGNITION

The Company recognizes product sales generally at the time the product is shipped.  In certain instances the Company recognizes revenue on a C.O.D. basis.  Concurrent with the recognition of revenue, the Company provides for the estimated cost of product returns and reduces revenue for estimated product returns.   Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized.  Shipping and handling costs are included in cost of goods sold.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

ADVERTISING EXPENSE

The Company’s policy regarding advertising is to expense advertising when incurred.

LONG-LIVED ASSETS

We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

▪	a significant decrease in the market price of the asset;

▪	a significant change in the extent or manner in which the asset is being used;

▪	a significant change in the business climate that could affect the value of the asset;

▪	a current period loss combined with projection of continuing loss associated with use of the asset;

▪	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

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

FOREIGN CURRENCY TRANSACTIONS

The Company’s functional currency is the Canadian dollar (“CDN”).  The Company translates from the functional currency to U.S. dollars using the current rate method in accordance with SFAS No 38.  The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with SFAS No. 52.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in other income (expenses) on the Statement of Operations.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

WEBSITE COSTS

Website costs consist of software development costs, which represent costs of design, configuration, coding, installation and testing of the Company’s website.  These costs are expensed as they are incurred.

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

NOTE 4.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the year ended April 30, 2009 of $685,219. The Company intends to fund operations through working capital and sales, which may be insufficient to fund its expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to become a profitable entity is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations.  In response to these problems, management has planned the following actions:

▪	Management is currently manufacturing products to generate sales. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

NOTE 5.   LONG-TERM DEBT
Long-term debts consist of the following as of April 30, 2009 and April 30, 2008:

	Monthly	Maturity	Interest	Gross	Current	Long term
	Terms	Date	Rate	Balance	Portion	Liability

Business Development
Bank of Canada				$-	$-	$-

TD Canada Trust				-	-	-

Total at April 30, 2009				$-	$-	$-

		Maturity	Interest	Gross	Current	Long term
	Terms	Date	Rate	Balance	Portion	Liability

Business Development
Bank of Canada	$1,071 plus interest	Dec 2009	11.25%	$21,420	$9,639	$11,781

TD Canada Trust	$823 plus interest	Apr 2010	7.25%	19,741	7,403	12,338

Total at April 30, 2008				$41,161	$17,042	$24,119

NOTE 6.   STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 common shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On August 14, 2008, the Company entered into a subscription agreement with Investors pursuant to which the Company sold to the Investors an aggregate of $1,500,000 of units, each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock. The unit purchase price was $2.00. Each warrant entitles its holder to subscribe for one share of our common stock at an exercise price of $1.40 during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada time.

Net proceeds to the Company were $1,061,502. $438,300 of funds was disbursed as follows: $300,000 was paid as finder’s fees, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issuance costs. A further $34,416 was paid to satisfy existing bank loans and $59,482 was paid to officers of the Company who had advanced funds for current marketing efforts.

As a result of the  transactions described in note 1 and the 1,500,000 shares of common stock sold to investors at $1.00 per share on August 14, 2008 there are currently 49,250,000 shares of the Company’s Common Stock issued and outstanding without giving effect to the possible exercise of the 750,000 warrants issued with the stock sold on August 14.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

NOTE 7.   WARRANTS

Warrants for 750,000 shares were issued by the Company in August 2008. Specifically, the Company sold 1,500,000 shares of Common Stock for $1,500,000 to accredited investors and issued warrants to purchase 750,000 shares of Common Stock at an exercise price of 1.40 per share expiring August 14, 2010. The warrants have not been exercised as of April 30, 2009.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants
		Issued	Outstanding
Exercise	Expiration	April 30,	April 30,
Price	Date	2009	2009
1.40	14-Aug-10	750,000	750,000

NOTE 8.   RELATED PARTY TRANSACTIONS AND BALANCES

The amount due to a Director of $259 has no repayment terms, is unsecured and is non-interest bearing.

During the period ended April 30, 2009 and commencing on August 15, 2008, the Company made monthly consulting fee payments of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  In this period, a total of $106,250 has been recorded as an expense.  During the same period, and in consideration of the payments made to Biostrategies Consulting Group Inc., the Company’s CEO did not collect any salary from the Company.

The CEO, Director made contributions to additional paid capital of $10,749 and $66,319 in the years 2009 and 2008 respectively.

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

NOTE 9.   INVENTORY

The Company has purchased $43,613 of raw materials which will be used in production of the Company’s products.  The Company manufactured the products at the end of the first quarter of fiscal 2010 and will be launching them for sale in the second quarter of fiscal 2010.

NOTE 10.   INCOME TAXES

Net deferred tax assets are $Nil.   Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has not recorded a valuation allowance.

NOTE 11.   NET OPERATING LOSSES

As of April 30, 2009, the Company has a net operating loss carry forward of approximately $893,028 which will expire for tax loss carry forward purposes 20 years from the date the loss was incurred.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

NOTE 12.   OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $747 expiring October 31, 2011.

Fiscal	Lease
Year	Agreement	Total
2010	8,964	8,964
2011	8,964	8,964
2012	4,482	4,482
2013	0	0
2014	0	0
Total	22,410	22,410

ITEM 9.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of April 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our company's Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2009, our company's  disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting.  The fundamental  issue is to ensure all transactions are properly authorized, identified and entered into a well-designed, robust and clearly  understood  system on a timely  basis to minimize  risk of  inaccuracy, failure to fairly reflect  transactions,  failure to fairly record  transactions necessary to present financial  statements in accordance with generally accepted account principles,  unauthorized  receipts and expenditures or the inability to provide assurance that  unauthorized  acquisitions or dispositions of assets can be  detected.  The  small  size of our  company  makes  the  identification  and authorization  process  relatively  simple  and  efficient  and  a  process  for reviewing internal controls over financial reporting has been developed.  To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing cheques and requests for wire transfers and also require two signatures on significant payments.  As of April 30, 2009, our company's  Chief  Executive  Officer and Chief  Financial  Officer conclude  that  our  company's  state  of  internal  controls  is  adequate  and comparable to those of issuers of a similar size and nature.

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

ITEM 9B.   OTHER INFORMATION

None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Samuel Asculai, Ph.D.	66	President and Chief Executive Officer and Director(1)	Officer since August 30, 2008

Frode Botnevik	62	Director	August 30, 2008

Donald Nicholson	51	Director(1)	February 6, 2009

Christopher Hovey	64	Chief Operating Officer and Vice President of Sales	Officer since August 14, 2008

Brian Lukian	61	Chief Operating Officer and Treasurer	August 14, 2008

Zenas B. Noon	73	Director	August 30, 2008

(1)
On February 6, 2009, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed to the Board of Directors of the Company by written consent of the holder of in excess of 50% of the Company’s voting stock.

The following is a brief summary of the background of each director, director nominee and executive officer of our company:

Samuel Asculai, Ph.D. is our President and Chief Executive Officer and will be appointed as a director of the company following our filing and mailing of a Schedule 14F-1. Dr. Asculai has been the President and Chief Executive Officer and sole stockholder of Enhance Skin Products Inc. since 2004. Dr. Asculai has been working in the life science industry for more than 40 years. From April 1998 to January 2003, he served as Chief Executive Officer of Verigen AG, a tissue engineering company. Dr. Asculai procured appropriate financing in Europe and began Verigen’s operations in Germany in 1999. Verigen was sold to Genzyme GmbH in February 2005. From December 1989 to March 1998, Dr. Asculai served as Chief Executive Officer of Hyal Pharmaceutical Corporation. While at Hyal Pharmaceutical, Dr. Asculai invented and developed a proprietary topical drug delivery technology based on hyaluronic acid called the HIT™ (hyaluronan induced targeting) delivery. It was also during his service to Hyal Pharmaceutical that Dr. Asculai developed the technology underpinning the Visible Youth™ brand. Hyal Pharmaceutical was acquired by SkyePharma Plc in 2000. From January 1982 to September 1987, Dr. Asculai served as Vice President—Operations of ens Bio-Logicals. From 1975 to 1982, Dr. Asculai served as Manager, Research and Development at Monsanto Corporation. From 1965 to 1975, Dr. Asculai held various positions in the Ortho Pharmaceutical Corporation division of Johnson & Johnson. Dr. Asculai received a Masters degree in 1970 in Microbiology and a Ph.D. in 1972 in Microbiology, both from Rutgers University.

Frode Botnevik Director. Since 2003, Mr. Botnevik has been a partner of Management & Finance AS, a Norwegian financial consulting firm that provides services in the areas of project and export financing, structured finance, risk management, financial restructuring, strategic partners and mergers and acquisitions. Mr. Botnevik has over 30 years of experience of industrial and financial experience and has been involving in the process of listing companies on the Oslo and Singapore stock exchanges and on Nasdaq. Mr. Botnevik has served on the boards of directors of companies in more than twelve countries.

Chris Hovey is our Chief Operating Officer and Vice President of Sales. Since October 2007, Mr. Hovey has been the Acting Director of Sales and Marketing for Enhance. In 1989, Mr. Hovey founded Hovey And Company, a consulting company providing financial structuring and operational direction to financially constrained companies and to emerging “small cap” companies with an international focus. In 1995, Hovey and Company merged with Management Equities, Inc., a similarly focused consulting company, and has been President of the combined entity since. The medical industry clients of Management Equities, Inc. have included: Metrex Research Corporation, Metrex Canada Limited, MMTL Ltd., of Jersey C.I., all manufacturers of branded high level disinfectants for hospital use; Medical Pathways Ltd., an Ontario web based provider of medical information; Arcamatrix Corporation, a web based software developer of a system to securely archive and transfer individual medical files; MDM International, Inc., a distributor of high level disinfectants; Mattioli Engineering, an Italian manufacturer of microdermabrasion devices; and Aesthetic Technologies, Inc., the developer of the “Parisian Peel”, which is the industry leading brand for microdermabrasion. Mr. Hovey is also a co-founder of Medical Aesthetics International, an importer and distributor of aesthetic medical products. Mr. Hovey received an Honors B.A. from the University of Toronto in 1966 and an M.B.A. with Distinction from Harvard Business School in 1970.

Zenas B. Noon Director. Since 2000, Dr. Noon has been the Chairman of Cytologics, Inc., a cancer control products company. Since 1997, Dr. Noon has been the Chairman and Chief Executive Officer of Pharos Pharmaceuticals, Inc., a drug development company. Dr. Noon received his B.S. and M.S. in Agriculture from the University of Arizona in 1956 and 1957, respectively. Dr. Noon received his Ph.D. in Economic Entomology from the University of Illinois in 1961.

Donald Nicholson director. Mr. Nicholson has over 22 years of experience in the healthcare industry. He is currently a founding shareholder, Chief Financial Officer, and Company Secretary of Mercuriali Ltd and Stravencon Ltd two development stage UK private healthcare companies. Mr. Nicholson was Chief Financial Officer of SkyePharma Plc a UK specialty pharmaceutical company listed on the London market and on the US Nasdaq market from February 1996 until November 2006. He was also a Director of SkyePharma Plc from March 1997 until November 2006. Mr. Nicholson held a number of positions with Wellcome plc and Corange Ltd, the holding company of Boehringer Mannheim and DePuy, where he was corporate strategy and finance director. Mr. Nicholson has extensive experience in product and company acquisitions and disposals, in and out-licensing arrangements, sale/royalty agreements and financial strategy and funding structures. His industry experience includes Pharmaceuticals, Biochemicals, Orthopaedics, Diagnostics and Drug Delivery including Dermatology. He is a member of the Institute of Chartered Accountants of Scotland and obtained a B. Com (Hons) degree from the University of Edinburgh in 1980.

Brian Lukian C.A. has over 25 years of financial, strategic and business leadership contributing to the growth and turnaround of corporations in various industries.  Since January 2007, he has been providing consulting services in regards to mergers and acquisitions, turnarounds, financings as well as business and industry analysis. From 2000 through 2006, he was employed as Chief Financial Officer and Chief Operating Officer for several public companies in Toronto, Canada. Mr. Lukian earned his certificate as Chartered Accountant, McGill University, while employed by Ernst & Young, Montreal, Canada and is a member of the Order of Chartered Accountants of Quebec. Mr. Lukian also has a United States Investment Bankers license, Series Seven. He received a Bachelor of Commerce from Loyola College, Montreal, Canada.

COMMITTEES OF THE BOARD

We do not have an audit committee or compensation committee.

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

CONFLICT OF INTEREST

None of our officers or directors is subject to a conflict of interest.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Registrant for services rendered for the past two completed fiscal years to the principal executive officer and to the company’s most highly compensated executive officers other than the principal executive officer (the “named executive officers”) whose cash compensation exceeded $100,000 during 2008:

Summary Compensation Table

Name and Principal position	Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)

Dr Samuel S. Asculai CEO	2009	106,250	-	-	106,250
	2008	-	-	-	-
Christopher Hovey COO VP Sales	2009	106,250	-	-	106,250
	2008	-	-	-	-
Brian Lukian	2009	51,000	-	-	51,000
	2008	-	-	-	-

Employment Agreements

On August 14, 2008, we entered into an employment agreement with Samuel Asculai, Ph.D., our President and Chief Executive Officer. The agreement has an initial term of ten years, which may be renewed for additional two year periods after such initial term. Pursuant to the agreement, Dr. Asculai receives a base salary and an annual bonus equal to at least two percent (2%) of the company’s pre tax earnings, as defined, for each fiscal year. Dr. Asculai’s base salary for fiscal 2008 is $150,000. The agreement further provides that Dr. Asculai will be entitled to participate in any plan with respect to medical, dental and other benefits established by the company.

If Dr. Asculai’s employment is terminated without “cause”, as defined in the employment agreement, then Dr. Asculai shall be entitled to receive all accrued by unpaid salary and bonus plus a payment equal to two (2) times Dr. Asculai’s highest base salary (but not less than $300,000) plus two (2) times his highest bonus. This payment may be received, at Dr. Asculai’s option, in one lump sum or in equal monthly instalments over a 24 month period. Dr. Asculai will also be entitled to receive continuing coverage under any medical, dental or other benefit plans for a period of 24 months after such termination. The employment agreement further provides that in the event there is a change in control, as defined therein, Dr. Asculai shall be entitled to receive these payments irrespective of termination of his employment. The agreement further provides a non-competition agreement for a period of one year following termination of the agreement

On August 14, 2008, we entered into an employment agreement with Christopher Hovey, our Chief Operating Officer and Vice President of Sales. The agreement has an initial term of five years. Pursuant to the agreement, Mr. Hovey receives a base salary and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Hovey’s base salary for fiscal 2008 is $150,000. The agreement further provides that Mr. Hovey will be entitled to participate in any plan with respect to medical, dental and other benefits established by the company.

If Mr. Hovey’s employment is terminated without “cause”, as defined in the employment agreement, then Mr. Hovey shall be entitled to receive all accrued by unpaid salary and bonus plus a payment equal to base salary for a twelve month period. The agreement further provides a non-competition agreement for a period of one year following termination of the agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2009, we had not adopted any equity  award/compensation plan and no stock, options, or other equity securities  were awarded to our  executive officers.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 30, 2009, certain information regarding the Company’s outstanding shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Class
Biostratagies Consulting Group Inc (2)	27,500,000	55.8%
Samuel Asculai, Ph.D. (2)	27,500,000	55.8%
Frode Botnevik	0	*
Donald Nicholson	0	*
Chris Hovey	0	*
Dr. Zenas B. Noon	0	*
Brian Lukian	0	*
Directors and executive officers as a group (6 persons)	27,500,000	55.8%

* Less than 1%.

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)
The address for Biostrategies Consulting Group Inc., an Ontario corporation is 1 First Canadian Place, 100 King Street West, 37th floor, Toronto, Ontario, Canada. Dr. Asculai, who will be become a director of the Company, is the sole owner of the Biostrategies Consulting Group Inc.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services  rendered  by the  principal  account  for the  audit of our  financial statements on Form 10K and review of financial  statements included in our quarterly Reports on Form 10-Q and services  that are  normally  provided by the  accountant  in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Financial Year Ended
	2009	2008
Audit fees	$35,934	$-
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$35,934	$-

In each of the last two fiscal  years ended April 30, 2009 and 2008,  there were no fees billed for  assurance and related  services by the principal  accountant that are  reasonably  related to the  performance  of the audit or review of our financial  statements  and are not reported  under Item 9(e)(1) of Schedule 14A, for professional  services rendered by the principal account for tax compliance, tax  advice,  and tax  planning,  for  products  and  services  provided  by the principal  accountant,  other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

POLICY ON PRE-APPROVAL  BY AUDIT COMMITTEE OF SERVICES  PERFORMED BY INDEPENDENT AUDITORS

We do not use Seale and Beers, CPAs for financial  information system design  and   implementation.   These services, which  include designing or implementing a system that aggregates source data underlying the financial statements or generates  information that is significant to our financial statements, are provided internally or by other service providers.  We do not engage Seale and Beers, CPAs to provide compliance outsourcing services.

Effective May 6, 2003, the SEC adopted rules that require that before Seale and Beers, CPAs is engaged by us to render any auditing or permitted non-audit related service, and the engagement be:

*	approved by our audit committee (which, in effect, is our entire board of directors); or
*
entered into pursuant to pre-approval policies and procedures established by our board of directors, provided the policies and procedures are detailed as to the particular service, our board of directors is  informed of each  service, and such and policies and procedures do not include delegation of our board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors.  All of the Step services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by Seale and Beers, CPAs and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Seale and Beers, CPA’s independence.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   Pursuant to Rule 601 of Regulation  S-K, the following  exhibits are included herein or incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to registration Statement on Form SB-2 filed on June 6, 2006.
3.2	Bylaws (incorporated by reference to Registration statement on Form SB-2 filed on June 6, 2006
31.1	Certification of CEO Pursuant TO 18 U.S.C. ss. 1350, Section 302
31.2	Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
32.1	Certification Pursuant to 18 U.S.C. ss.1350, Section 906
32.2	Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 14 th day of September, 2009.

ENHANCE SKIN PRODUCTS INC.

Date: September 14, 2009	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this   14 th day of September, 2009.

ENHANCE SKIN PRODUCTS INC.

Date: September 14, 2009	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer