Form 10-Q
period 2009-07-31
Enhance Skin Products Inc
filed 2009-09-21
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2009

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

Number of shares outstanding of the registrant's class of common stock as of July 31, 2009: 49,250,000

Authorized share capital of the registrant: 100,000,000 common shares, par value of $0.001

The Company recorded $nil sales revenue for the nine months ended July 31, 2009.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED BALANCE SHEETS

	July 31	April 30
	2009	2009

ASSETS
Current
Cash	$147,568	$361,606
Accounts receivable	13,549	8,609
Prepaids & deposits	7,507	19,228
Inventory	79,809	43,613

Total current assets	248,433	433,056

Other assets
Patent applications	49,257	43,166
Trademarks	44,115	44,115

Total other assets	93,372	87,281

Total assets	$341,805	$520,337

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$18,369	$16,504
Accounts payable to related party	284	259

Total current liabilities	18,653	16,763

Stockholders equity
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding 49,250,000 as of
July 31, 2009 and April 30, 2009	49,250	49,250
Additional paid-in capital	1,337,055	1,337,055
Translation adjustment	12,150	10,297
Retained deficit	(1,075,303)	(893,028)

Total stockholders' equity	323,152	503,574

Total liabilities and stockholders' equity	$341,805	$520,337

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending July 31, 2009, and July 31, 2008

	July 31	July 31
	2009	2008

EXPENSES
Operating expenses
General & administrative	$128,569	$4,546
Professional fees	3,784	-
Marketing	50,204	-

	182,557	4,546

Net loss before other items	(182,557)	(4,546)

Other items
Interest on long term debt	-	628
Interest income	(282)	-

Net loss before income taxes	(182,275)	(5,174)

Provision for income taxes	-	-

Net loss	$(182,275)	$(5,174)

Basic and diluted loss per common share	$(0.00)	$(517.40)

Weighted average number of common
shares outstanding	49,250,000	10

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ending July 31, 2009 and the year ending April 30, 2009

			Additional			Total
	Common Stock		paid in	Translation	Retained	Stockholders
	Shares	Amount	Capital	Adjustment	Deficit	Equity

Balance April 30, 2008	10	90	222,687	(3,741)	(207,809)	11,227

Asset Purchase Agreement executed August 14, 2008
Shares assumed	20,250,000	20,250	(20,250)			-
Shares issued	27,500,000	27,500	(27,500)			-
Shares cancelled	(10)	(90)	90			-
Private placement closed August 14, 2008 @ $1.00	1,500,000	1,500	1,153,900			1,155,400
Contribution to APIC			10,749			10,749
Net liabilities acquired from Zeezoo			(2,621)			(2,621)
Increase in translation adjustment				14,038		14,038
Net loss for the period					(685,219)	(685,219)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Increase in translation adjustment				1,853		1,853
Net loss for the period					(182,275)	(182,275)

Balance July 31, 2009	49,250,000	$49,250	$1,337,055	$12,150	$(1,075,303)	$323,152

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending July 31, 2009, and July 31, 2008

	July 31	July 31
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(182,275)	$(5,174)
Changes in operating assets and liabilities:
Accounts receivable	(4,940)	776
Prepaids & deposits	11,721	1,339
Inventory	(36,196)	-
Accounts payable and accrued liabilities	1,865	-
Accounts payable to related party	25	-

Cash flows from operating activities	(209,800)	(3,059)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	(6,091)	63
Trademarks	-	2,280

Cash flows from investing activities	(6,091)	2,343

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in additional paid in Capital	-	10,749
Payment of loans	-	(6,746)

Cash flows from financing activities	-	4,003

NET INCREASE (DECREASE) IN CASH	(215,891)	3,287
Effect of foreign currency translation adjustments	1,853	(199)

Cash, beginning of the period	361,606	(3,088)

Cash, end of the period	$147,568	$-

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$628

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
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
July 31, 2009
(unaudited)

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
July 31, 2009
(unaudited)

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the quarter ended July 31, 2009 of $182,275. The Company intends to fund operations through working capital and sales, which may be insufficient to fund its expenditures, working capital and other cash requirements for the next 12 months.

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
July 31, 2009
(unaudited)

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

As a result of the  transactions described in note 1 and the 1,500,000 shares of common stock sold to investors at $1.00 per share on August 14, 2008 there are currently 49,250,000 shares of the Company’s Common Stock issued and outstanding without giving effect to the possible exercise of the 750,000 warrants issued with the stock sold on August 14, 2008.

NOTE 6. WARRANTS

Warrants for 750,000 shares were issued by the Company in August 2008. Specifically, the Company sold 1,500,000 shares of Common Stock for $1,500,000 to accredited investors and issued warrants to purchase 750,000 shares of Common Stock at an exercise price of 1.40 per share expiring August 14, 2010. The warrants have not been exercised as of July 31, 2009.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants
		Issued	Outstanding
		July 31,	July 31,
Exercise Price	Expiration Date	2009	2009
1.40	August 14, 2010	750,000	750,000

NOTE 7. RELATED PARTY TRANSACTIONS AND BALANCES

The amount due to a Director of $284 has no repayment terms, is unsecured and is non-interest bearing.

During the period ended July 31, 2009, the Company made monthly consulting fee payments of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  In this period, a total of $37,500 has been recorded as an expense.  During the same period, and in consideration of the payments made to Biostrategies Consulting Group Inc., the Company’s CEO did not collect any salary from the Company.

The CEO, Director made contributions to additional paid capital of $0 and $10,749 in the quarter ended July 31,2009 and July 31,2008 respectively.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(unaudited)

NOTE 8. INVENTORY

During the quarter ended July,31, 2009 the Company purchased additional raw materials and manufactured it’s products for sale.  The Company now has two catagories of inventory as follow:

	July 31	April 30
	2009	2009
Finished Goods	36,011	0
Raw materials	43,798	43,613
	79,809	43,613

NOTE 9. INCOME TAXES

Net deferred tax assets are $Nil.   Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company has not recorded a valuation allowance.

NOTE 10. NET OPERATING LOSSES

As of July 31, 2009, the Company has a net operating loss carry forward of approximately $1,075,303 which will expire for tax loss carry forward purposes 20 years from the date the loss was incurred.

NOTE 11. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $747 expiring October 31, 2011.

Fiscal	Lease
Year	Agreement	Total
2010	$7,380	$7,380
2011	9,840	9,840
2012	4,920	4,920
2013	0	0
2014	0	0
Total	$22,140	$22,140

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the year ended July 31, 2009.

	First quarter ended July 31,2009
	Jul 31 2008	Jul 31 2009	$ Change	% Change
Total Sales	$-	$-	$-	n/a
Cost of goods sold	-	-	-	n/a
Gross profit	-	-	-	n/a
Operating expenses	4,546	182,557	178,011	3916%
Net loss befor other items	(4,546)	(182,557)	(178,011)	3916%
Other items
Interest on long term debt	628	-	(628)	(100)%
Interest income	-	(282)	(282)	n/a
Net loss	$(5,174)	$(182,275)	$(177,101)	3423%

Total assets	520,337	341,805	(178,532)	(34)%

Sales

During the year ended July 31, 2009 the Company did not record any sales.  During this quarter the Company manufactured  the complete line of it’s products.  For the first time since the financing the Company will be launching its products for sale.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative expenses incurred for quarter ended July 31, 2009 were $128,569 compared to the $4,546 incurred in the quarter ended July 31,2008.  Thw comparison to the 2008 quarter is meaningless as the Company was not operating in the quarter ended July 31, 2008.  The largest expense in 2009 being remuneration of $109,856 compared to zero remuneration expense in 2008.  Travel expense in 2009 was $9,716 compared to the $54 incurred in 2008.  Rent expense was $3,973 in 2009 compared to $3,228 in 2008.  These three expenses represent 96.1% of the total general & administrative expenses in 2009.  Other expenses for the three months ended July 31, 2009 were corporate of $330, office expense of $3,006, bank charges of $230 and foreign exchange losses of $1,458.

Professional fees in the quarter ended July 31, 2009 were $3,784 compared to the nil incurred in the quarter April 31, 2008.  Included in professional fees were $2,222 on legal and $1,562 for other services.

In the quarter ended July 31, 2009 marketing expenses were $50,204 compared to nil in 2008.  The expenditure in the first quarter ended July 31, 2009 was in the development of the Companies website which is a primary tool in selling the Companies product line, which is being launched in the second quarter.

Other Items

Interest on long term debt decreased by $628 in the first three months ended July 31, 2009 from the 2008 expense of $628.  The debt was paid in August 2008 after the equity financing was received.

As the Company had cash on hand after the equity financing of August 14, 2009 $282 of interest was earned with these funds in the quarter ended April 30, 2009.

Liquidity and Capital Resources

At the quarter ended July 31, 2009, the Company had working capital of $229,780 as compared to the working capital of $416,293 at the year ended April 30, 2009.  The decrease of $186,513 is attributed entirely to the operating expenses of the first quarter ended July 31, 2009.

At the quarter ended July 31, 2009 the total assets were $341,805 as compared to the total assets $520,337 at April 30, 2009.  The decrease in total assets coincides with the decrease in working capital.

The complete line of the Company’s products was manufactured in the quarter ended July 31, 2009.  The Company had relied on the financing of August 2008 for its working capital requirements up until the end of the first quarter ended July 31, 2009.  In the second quarter the Company is launching its new complete line of skin care products.  The Company is now expecting the gross profit on sales to fulfill its working capital requirements.  Should these sales be insufficient the Company will seek further financing to reach the break even point.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

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

ITEM 4.   Controls and Procedures.

As required by Rule  13a-15  under the  Exchange  Act,  we have  carried out an evaluation  of the  effectiveness  of the design and  operation of our company's disclosure  controls and  procedures as of the end of the period covered by this quarterly report for the three months ended July 31, 2009.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters To a Vote of Security Holders.

On February 6, 2009, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed to the Board of Directors of the Company by the written consent of the holder of in excess of 50% of the Company’s voting stock.

ITEM 5.   Other Information.

ITEM 6.   Exhibits.

(a)   Pursuant to rule 601 of Regulation  S-K, the following  exhibits are included herein or incorporated by reference.

Exhibit Number	Description

31.1	Certification of CEO Pursuant TO 18 U.S.C. § 1350, Section 302
31.2	Certification of CFO Pursuant to 18 U.S.C. § 1350, Section 302
32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906
32.2	Certification Pursuant to 18 U.S.C. § 1350, Section 906

(b)   Reports on Form 8-K

Reports as filed with Securities and Exchange Commission on February 10, 2009.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this   21 day of September, 2009.

ENHANCE SKIN PRODUCTS INC.

Date: September 21, 2009	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Date: September 21, 2009	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer