Form 10-K/A
period 2009-04-30
Enhance Skin Products Inc
filed 2009-11-10
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A
Amendment No. 1 to Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   April 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52755

Enhance Skin Products Inc
(Exact name of registrant as specified in its charter)

Nevada	84-1724410
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

695 South Colorado Boulevard, Suite 480 Denver, Colorado	80246
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of October 31, 2008 was approximately $27,187,500. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 30, 2009, was 49,250,000.

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

ITEM 2.   PROPERTIES.

Our principal executive offices are located at 695 S. Colorado Blvd, Suite 480, Denver Colorado, 80246.

ITEM 3.   LEGAL PROCEEDINGS.

We are not aware of any material legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject.  We are not aware of any material proceedings to which any director, officer or affiliate of the registrant, any owner of record or beneficially of more than five percent of any class of voting securities of the registrant, or any associate of any such director, officer, affiliate of the registrant, or security holder is  a party adverse to the registrant or any of its subsidiaries or has a material interest  adverse to the registrant or any of its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 6, 2009, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed to the Board of Directors of the Company by the written consent of the holders of in excess of 50% of the Company’s voting stock.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Pink Sheets under the symbol "EHSK."

Shares of our common stock are issued in registered form.  Routh Stock Transfer, Inc., 6860 N. Dallas Parkway, Suite 200, Plano, TX, 75024 (Telephone:  (972) 381-2782; Facsimile:  (972)  381-2782) is the registrar and transfer  agent for our common shares.  On November 6, 2009 we had 49,250,000 shares outstanding.

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

None.

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

Sales

During the year ended April 30, 2009 the Company did not record any sales.  In the year ended April 30, 2008 the Company recorded its first sales.  After receiving positive customer satisfaction from the limited product line in 2008 the Company’s efforts in 2009 were concentrated on raising equity financing and developing a complete product line.  In the first quarter of 2010 the Company manufactured the complete product line and completed the web site which is an essential tool for receiving and processing sales orders.   In the second quarter of fiscal 2010 the company has offered the complete product line to its customers.

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

Professional fees in the year ended April 30, 2009 were $65,675 compared to the $14,042 incurred in the year ended April 30, 2008.  The increase of $51,633can be attributed to the audit and legal expenses associated with the Company becoming a public Company in 2009.  In 2009 legal expenses were $23,813, and audit expenses were $35,934 whereas in 2008 these expenses were nil as a private company.  In 2009 $5,928 was spent on consultants and in 2008 the Company spent $14,042 on consultants, however included in the 2008 expense was a $12,245 fee in regard to preparing to Company for financing.

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

At April 30, 2009 the total assets were $520,337 as compared to the total assets $55,476 at April 30, 2008.  Included in these assets are the patent applications and trademarks of $87,281, accounts receivable representing a sales tax refund of $8,609, prepaids and  deposits of $19,228, raw materials inventory $43,613 and cash of $361,606.

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

Net proceeds to the Company at closing were $1,155,400. $344,600 of funds were disbursed as follows: $300,000 was to a finder, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issue costs.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Enhance Skin Products Inc.
Formerly ZeeZoo Software Company

We have audited the accompanying consolidated balance sheets of Enhance Skin Products Inc. as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Products Inc. as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended April 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has net losses for the year ended April 30, 2009 of $685,219, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 23, 2009

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED BALANCE SHEETS

	April 30	April 30
	2009	2008

ASSETS
Current
Cash	$361,606	$-
Sales tax receivable	8,609	776
Prepaids & deposits	19,228	1,339
Inventory	43,613	-

Total current assets	433,056	2,115

Other assets
Patent applications	43,166	6,966
Trademarks	44,115	46,395

Total other assets	87,281	53,361

Total assets	$520,337	$55,476

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Bank indebtedness	$-	$3,088
Accounts payable and accrued liabilities	16,504	-
Current portion of long term debt	-	17,042
Accounts payable to related party	259	-

Total current liabilities	16,763	20,130

Long-term bank indebtedness, net of current portion	-	24,119

Stockholders equity
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding 49,250,000 and 10 as of
April 30, 2009 and April 30, 2008 respectively	49,250	90
Additional paid-in capital	1,337,055	222,687
Translation adjustment	10,297	(3,741)
Retained Deficit	(893,028)	(207,809)

Total stockholders' equity	503,574	11,227

Total liabilities and stockholders' equity	$520,337	$55,476

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
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years ending April 30, 2009, and April 30, 2008

					Deficit
					Accumulated
			Additional		During the	Total
	Common Stock		paid in	Translation	Development	Stockholders
	Shares	Amount	Capital	Adjustment	Stage	Equity

Balance April 30, 2007	10	$90	$156,368	$(1,755)	$(171,521)	$(16,818)

Contribution to APIC			66,319			66,319
Increase (decrease) in translation adjustment				(1,986)		(1,986)
Net loss for the year					(36,288)	(36,288)

Balance April 30, 2008	10	90	222,687	(3,741)	(207,809)	11,227

Asset Purchase Agreement
executed August 14, 2008
Shares assumed	20,250,000	20,250	(20,250)			-
Shares issued	27,500,000	27,500	(27,500)			-
Shares cancelled	(10)	(90)	90			-
Private placement closed
August 14, 2008 @ $1.00	1,500,000	1,500	1,153,900		-	1,155,400
Contribution to APIC			10,749			10,749
Net liabilities acquired from Zeezoo			- 2,621			(2,621)
Increase (decrease) in translation adjustment				14,038		14,038
Net loss for the period	-	-	-		(685,219)	(685,219)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ending April 30, 2009, and April 30, 2008

	April 30,	April 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(685,219)	$(36,287)
Changes in operating assets and liabilities:
Sales tax receivable	(7,833)	3,250
Prepaids & deposits	(17,889)	(555)
Inventory	(43,613)	-
Accounts payable and accrued liabilities	16,504	(1,345)
Accounts payable to related party	259	-

Cash flows from operating activities	(737,791)	(34,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	(36,200)	(6,697)

Cash flows from investing activities	(36,200)	(6,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,155,400	-
Increase in additional paid in Capital	10,749	66,319
Net liabilities acquired from Zeezoo	(2,621)	-
Payment of loans	(41,161)	(19,236)

Cash flows from financing activities	1,122,367	47,083

NET INCREASE (DECREASE) IN CASH	348,376	5,449
Effect of foreign currency translation adjustments	16,318	(6,264)

Cash, beginning of the period	(3,088)	(2,273)

Cash, end of the period	$361,606	$(3,088)

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$628	$5,121

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

For accounting purposes, this transaction was treated as an acquisition of Zeezoo Software Corp. and a recapitalization of Enhance Skin Products Inc.  Enhance Private is the accounting acquirer and the results of its operations carryover.  Accordingly, all prior year financial statements presented for comparative purposes are those of Enhance Private and not Zeezoo Software Corp. Accordingly, the operations of Zeezoo Software Corp are not carried over and will be adjusted to $0.  Immediately prior to the Merger, Zeezoo Software Corp had minimal assets and liabilities.

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

These consolidated financial statements contain the consolidated accounts of the Company and its wholly owned subsidiary Enhance Skin Products (Canada) Limited.  All material inter-company accounts and transactions have been eliminated on consolidation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of The Company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein below:

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.  At April 30, 2009 the Company had a cash balance of $361,606 compared to a bank overdraft of $3,088 at April 30, 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, inventory, sales tax receivable and prepaids & deposits. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

INVENTORIES
Inventories are valued at the lower of cost or market.  The cost is determined by using the average cost method.

SALES
All of the Company’s sales were to one customer in one geographic region.

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

ADVERTISING EXPENSE

The Company’s policy regarding advertising is to expense advertising when incurred.  Advertising expense was $74,135 and $985 for the year ended April 30, 2009 and April 30, 2008 respectively.

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

PRODUCT DEVELOPMENT COSTS

Product development costs are expensed as incurred. Product development expense was $4,661 and $5,407 for the year ended April 30, 2009 and April 30, 2008 respectively.

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

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends the other-than-temporary impairment guidance in U.S.  GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

NOTE 5.   LONG-TERM DEBT

The Long-term debts are secured by a general security agreement on all of the assets of the Company.  Long-term debts consist of the following as of April 30, 2009 and April 30, 2008:

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

NOTE 10.   INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.”  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and amounts used for income tax reporting purposes, and (b) net operating loss carryforwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no refundable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized.

At April 30, 2009, the Company had an used net operating loss carryover all occurring in the current year approximating $680,757 that is available to offset taxable income which expires in 2029.

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

NOTE 12.   OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $747 expiring October 31, 2011.  Rent expense was $17,639 and $13,790 for the year ended April 30, 2009 and April 30, 2008 respectively.

Fiscal	Lease
Year	Agreement	Total
2010	8,964	8,964
2011	8,964	8,964
2012	4,482	4,482
2013	0	0
2014	0	0
Total	22,410	22,410

ITEM 9.   CONTROLS AND PROCEDURES.

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures, and (ii) our internal control over financial reporting (the “Evaluation). The evaluators who performed this evaluation were our Chief Executive Officer, Dr. Samuel S. Asculai (the “CEO”) and Brian Lukian our Chief Financial Officer (the “CFO”); their conclusions, based on and as of the date of the Evaluation (i) with respect to the effectiveness of our disclosure controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls are presented below.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in the Company's reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) the Company's transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their Disclosure Controls or their Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO’s evaluation of the our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-Q and annual reports on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, (i) our disclosure controls and procedures are effective in giving us reasonable assurance that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) aside from the significant deficiency explained below in Management’s Report Over Internal Controls – our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Management’s Report on Internal Controls Over Financial Reporting

Board of Directors and Enhance Skin Products Inc.:

Management of Enhance Skin Products Inc. (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of April 30, 2009, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  Upon obtaining adequate financing we will seek to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ENHANCE SKIN PRODUCTS INC.

/s/  Dr. Samuel S. Asculai
Dr. Samuel S. Asculai
Chief Executive Officer

/s/  Brian Lukian
Brian Lukian
Chief Financial Officer, Acting Principal Accounting Officer

ITEM 9B.   OTHER INFORMATION

None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Samuel Asculai, Ph.D.	66	President and Chief Executive Officer and Director(1)	Officer since August 30, 2008

Frode Botnevik	62	Director	August 30, 2008

Donald Nicholson	51	Director(1)	February 6, 2009

Christopher Hovey	64	Chief Operating Officer and Vice President of Sales	August 14, 2008

Brian Lukian	61	Chief Operating Officer and Treasurer	August 14, 2008

Zenas B. Noon	73	Director	August 30, 2008

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

ENHANCE SKIN PRODUCTS INC.

Date: November 6, 2009	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this   14 th day of September, 2009.

ENHANCE SKIN PRODUCTS INC.

Date: November 6, 2009	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer