Form 10-Q
period 2009-10-31
Enhance Skin Products Inc
filed 2009-12-14
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Number of shares outstanding of the registrant's class of common stock as of December 14, 2009: 49,250,000

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	October 31	April 30
	2009	2009

ASSETS
Current
Cash	$34,653	$361,606
Accounts receivable	140	-
Sales tax receivable	2,987	8,609
Prepaids & deposits	2,044	19,228
Inventory	79,724	43,613

Total current assets	119,548	433,056

Other assets
Patent applications	50,666	43,166
Trademarks	45,053	44,115

Total other assets	95,719	87,281

Total assets	$215,267	$520,337

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$35,065	$16,504
Accounts payable to related party	50,609	259

Total current liabilities	85,674	16,763

Stockholders equity
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding 49,250,000 as of
October 31, 2009 and April 30, 2009	49,250	49,250
Additional paid-in capital	1,337,055	1,337,055
Translation adjustment	14,231	10,297
Deficit	(1,270,943)	(893,028)

Total stockholders' equity	129,593	503,574

Total liabilities and stockholders' equity	$215,267	$520,337

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ending October 31, 2009, and October 31, 2008
(Unaudited)

	Three Months		Six Months
	ended		ended
	October 31		October 31
	2009	2008	2009	2008

Revenue	$811	$-	$811	$-

Cost of goods sold	155	-	155	-

Gross profit	656	-	656	-

EXPENSES
Operating expenses
General & administrative	126,213	133,359	254,782	137,905
Professional fees	41,980	27,148	45,764	27,148
Marketing	28,162	123,525	78,366	123,525

	196,355	284,032	378,912	288,578

Net loss before other items	(195,699)	(284,032)	(378,256)	(288,578)

Other items
Interest on long term debt	-	-	-	628
Interest income	(59)	(2,324)	(341)	(2,324)

Net loss before income taxes	(195,640)	(281,708)	(377,915)	(286,882)

Provision for income taxes	-	-	-	-

Net loss	$(195,640)	$(281,708)	$(377,915)	$(286,882)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	49,250,000	42,290,762	49,250,000	21,145,386

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ending October 31, 2009 and the year ending April 30, 2009
(Unaudited)

			Additional			Total
	Common Stock		paid in	Translation		Stockholders
	Shares	Amount	Capital	Adjustment	Deficit	Equity

Balance April 30, 2008	10	90	222,687	(3,741)	(207,809)	11,227

Asset Purchase Agreement
executed August 14, 2008
Shares assumed	20,250,000	20,250	(20,250)			-
Shares issued	27,500,000	27,500	(27,500)			-
Shares cancelled	(10)	(90)	90			-
Private placement closed
August 14, 2008 @ $1.00	1,500,000	1,500	1,153,900			1,155,400
Contribution to APIC			10,749			10,749
Net liabilities acquired from Zeezoo			(2,621)			(2,621)
Increase in translation adjustment				14,038		14,038
Net loss for the period					(685,219)	(685,219)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Increase in translation adjustment				3,934		3,934
Net loss for the period					(377,915)	(377,915)

Balance October 31, 2009	49,250,000	$49,250	$1,337,055	$14,231	$(1,270,943)	$129,593

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months and six months ending October 31, 2009, and October 31, 2008
(Unaudited)

	Three Months		Six Months
	ended		ended
	October 31		October 31
	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(195,640)	$(281,708)	$(377,915)	$(286,882)
Changes in operating assets and liabilities:
Accounts receivable	(140)	-	(140)	-
Sales tax recoverable	10,562	(4,089)	5,622	(3,313)
Prepaids & deposits	5,463	(15,390)	17,184	(14,051)
Inventory	85	(10,715)	(36,111)	(10,715)
Accounts payable and accrued liabilities	16,696	32,055	18,561	32,055
Accounts payable to related party	50,325	2,350	50,350	2,350

Cash flows from operating activities	(112,649)	(277,497)	(322,449)	(280,556)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	(1,409)	-	(7,500)	63
Trademarks	(938)	-	(938)	2,280

Cash flows from investing activities	(2,347)	-	(8,438)	2,343

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	-	1,155,400	-	1,155,400
Increase in additional paid in Capital	-	-	-	10,749
Net liabilities acquired from Zeezoo	-	(2,621)	-	(2,621)
Payment of loans	-	(34,415)	-	(41,161)

Cash flows from financing activities	-	1,118,364	-	1,122,367

NET INCREASE (DECREASE) IN CASH	(114,996)	840,867	(330,887)	844,154
Effect of foreign currency translation adjustments	2,081	(964)	3,934	(1,163)

Cash, beginning of the period	147,568	-	361,606	(3,088)

Cash, end of the period	$34,653	$839,903	$34,653	$839,903

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for interest	$-	$-	$-	$628

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2009
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2009. The results for the six months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2010.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  We have evaluated subsequent events through December 11, 2009, the date the financial statements were available to be issued.

Recently Adopted Accounting Standards

Sales return policy.  The Company will accept returns for damaged goods only, the goods must be returned unused and in the original packaging.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

NOTE 2.   GENERAL ORGANIZATION AND BUSINESS

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

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has net losses for the six months ended October 31, 2009 of $377,915. The Company intends to fund operations through working capital and sales, which may be insufficient to fund its expenditures, working capital and other cash requirements for the next 12 months.

The ability of the Company to become a profitable entity is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations.  In response to these problems, management has planned the following actions:

●	Management has manufactured products to generate sales. There can be no assurances, however, that management’s expectations of future sales will be realized.

●	Management is presently seeking financing in the form of an equity raise.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

Included is an amount due to a Director of $609, which has no repayment terms, is unsecured and is non-interest bearing.

During the period ended October 31, 2009, the Company expensed monthly consulting fees of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  In the six months ended October 31, 2009 the Company paid $50,000 and accrued another $25,000 for fees which were not paid, a total of $75,000 has been recorded as an expense during this period.  The remainder of accounts payable related party consists of unpaid wages of $25,000 to another officer of the Company.

The CEO, Director made contributions to additional paid capital of $0 and $10,749 in the six months ended October 31, 2009 and October 31, 2008 respectively.

NOTE 5.   INVENTORY

During the six months ended October 31, 2009 the  Company manufactured the complete product line and made them available for sale.  Inventory on the balance sheet consists of raw material and finished goods.  The breakdown is as follows:

	October 31	April 30
	2009	2009
Raw material	$43,798	$43,613
Finished goods	35,926	0
	$79,724	$43,613

NOTE 6.   OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $824 expiring October 31, 2011.

Fiscal	Lease
Year	Agreement	Total
2010	$4,944	$4,944
2011	9,888	9,888
2012	4,944	4,944
2013	0	0
2014	0	0
Total	$19,776	$19,776

NOTE 7.   SUBSEQUENT EVENTS

The Company has no subsequent events to report.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the year ended October 31, 2009.

	3 Months ended		6 Months ended
	October 31, 2009		October 31, 2009
	2009	2008	2009	2008
Total Sales	$811	$-	$811	$-
Cost of goods sold	155	-	155	-
Gross profit	656	-	656	-
Operating expenses	196,355	284,032	378,912	288,578
Net loss befor other items	(195,699)	(284,032)	(378,256)	(288,578)
Other items
Interest on long term debt	-	-	-	628
Interest income	(59)	(2,324)	(341)	(2,324)
Net loss	$(195,640)	$(281,708)	$(377,915)	$(286,882)

Net loss per share (1)	$-	$(0.01)	$(0.01)	$(0.01)

(1) less than $0.01			October 31	April 30
			2009	2009
Total assets			$215,267	$520,337

Sales

During the three months and six months ended October 31, 2009 the Company recorded $811 of sales. The gross profit on these sales were $656 or 80.9%,    Included in sales are the freight charges to the customer to ship the product.  The Company did not record any sales in the three months and six months ended October 31, 2008.  The Company is currently examining alternative marketing plans to accelerate sales.

Cost of goods sold

The cost of the sales for the three months and six months ended October 31, 2009 were $155 resulting in a gross profit of $656 or 80.9%.  Included in the cost of goods sold are direct manufacturing costs including materials and packaging.  Also included in cost of goods sold are the direct costs to package and ship the product.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General and administrative
General & administrative expenses for the six months ended October 31, 2009 were $254,782 or $116,877 more than the $137,905 recorded in the same period ended October 31, 2008.  This increase of 85% is mainly attributed to the fact the Company was not operational for the first four months of the period ended October 31, 2008.   Of the $254,782 of general and administrative expenses incurred in the six months ended October 31, 2009, salaries contributed to 86.9% or $221,397, travel was 5.5% or $14,012, rent was 3.3% or $8,407, office was 2.3% or 5,743, the balance of  $5,223 or 2% was made up of bank charges, foreign exchange losses and corporate charges.

General and administrative expenses for the three months ended October 31, 2009 were $126,213 or $7,146 less than the $133,359 recorded in the three months ended October 31, 2008.  The reason for the decrease in the current quarter compared to the quarter ended October 31, 2008 is due to the additional start up costs incurred in the Quarter ended October 31, 2008.  At the beginning of this quarter the Company incurred high travel costs as well as high corporate reporting costs in relation to the reverse merger and financing which was accomplished at the beginning of the quarter ended October 31, 2008.

Professional fees

Professional fees for the six months ended October 31, 2009 were $45,764 or $18,616 more than the $27,148 recorded in the same period ended October 31, 2008.  In the six months ended October 31, 2009 legal fees was the largest contributor to professional fees at $25,534 or 55.8% of total professional fees, fees to the Company’s auditor were  $16,040 or 35% and fees to other accountants were $4,190 or 9.2%.  The increase of $18,616 over the same period ended October 31, 2008 can be attributed to the reporting requirements resulting from the financing and reverse merger which were required in the Company’s April 30, 2009 year end.  These costs relating to these issues were recorded in the six months ended October 31, 2009.

Professional fees for the three months ended October 31, 2009 were $41,980 or $14,832 more than the $27,148 recorded in the same period ended October 31, 2008.  In the three months ended October 31, 2009 legal fees was the largest contributor to professional fees at $23,312 or 55.5% of total professional fees, fees to the Company’s auditor were  $16,040 or 38.2% and fees to other accountants were $2,628 or 6.3%.  The reason for the increase in the current quarter compared to the three months ended October 31, 2008 is the same as explained above in the comparison for the six month period.

Marketing

Marketing expenses for the six months ended October 31, 2009 were $78,366 or $45,159 less than the $123,525 recorded in the six months ended October 31, 2008.  In the six months ended October 31, 2008 the Company incurred the cost of designing the Company’s logo and product packaging as well as developing the companies marketing material.  These costs were not repeated in the six months ended October 31, 2009, thus the decrease in marketing expenses from the six months ended October 31, 2008.  Included in the marketing expenses of $78,366 in the six months ended October 31, 2009 were web site development costs of $48,462 or 61.8% of the total marketing expenses.  Other expenses were trade shows of $11,748 or 15%, travel of $10,002 or 12.7%, advertising of $7,882 or 10.1% and warehousing the Company’s inventory of $272 or .4%.

Marketing expenses for the three months ended October 31, 2009 were $28,162 or $95,363 less than the $123,525 recorded in the three months ended October 31, 2008.  The Company was not operating for the first three months of the six month period ended October 31, 2008.  Therefore the costs incurred for the six month and three month period is identical.  In the three months ended October 31, 2008 the Company incurred the cost of designing the Company’s logo and product packaging as well as developing the companies marketing material.  These costs were not repeated in the three months ended October 31, 2009, thus the decrease in marketing expenses from the three months ended October 31, 2008.  Included in the marketing expenses of $28,162 for the three months ended October 31, 2009 were web site development costs of $13,942 or 49.5% of the total marketing expenses.  Other expenses were trade shows of $5,088 or 18.1%, travel of $5,000 or 17.7%, advertising of $3,860 or 13.7% and warehousing the Company’s inventory of $272 or 1%.

Other Items

Interest on long term debt decreased by $628 in the six months ended October 31, 2009 from the 2008 expense of $628.  The debt was paid in August 2008 after the equity financing was received.

As the Company had cash on hand after the equity financing of August 14, 2009, the Company earned interest income with the surplus funds.  In the six months ended October 31, 2009 the Company earned $341 of interest income compared to $2,324 earned in the six months ended October 31, 2008.  The decrease can be attributed to the decrease in surplus funds available for interest income in the six months ended October 31, 2009.  The financing occurred in the second quarter of the six months ended October 31, 2008, therefore the interest income for the three months and six months ended October 31, 2008 are the same.

Liquidity and Capital Resources

At the end of the six months ending October 31, 2009, the Company had working capital of $33,874 as compared to the working capital of $416,293 at the year ended April 30, 2009.  The decrease of $382,419 is attributed entirely to the operating expenses of the six months ended October 31, 2009.

At six month ended October 31, 2009 the total assets were $215,267 as compared to the total assets $520,337 at April 30, 2009.  The decrease in total assets of $305,070 coincides with the decrease in working capital after adjusting for the increase in accounts payable.

The complete line of the Company’s products was manufactured in the quarter ended July 31, 2009.  The Company had relied on the financing of August 2008 for its working capital requirements up until the end of the second quarter ended October 31, 2009.  In the second quarter the Company launched its new complete line of skin care products.  The Company is now expecting the gross profit on sales to fulfill its working capital requirements.  The Company is also seeking further financing to fund operations until the Company reaches the break even point.

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

ITEM 4T.   Controls and Procedures.

The Company maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K/A for the year ended April 30, 2009, management concluded that our internal control over financial reporting was effective as of April 30, 2009.

Management did however identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the significant deficiency discussed above.

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject. We are not aware of any legal proceedings in which any director or officer, any proposed director or officer or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any affiliate of any such director or officer, proposed director or officer or security holder, is a party adverse to our company or has a material interest adverse to our company.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters To a Vote of Security Holders.

None.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 14th day of December, 2009.

ENHANCE SKIN PRODUCTS INC.

Date: December 14, 2009	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Date: December 14, 2009	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer