Form 10-Q
period 2010-01-31
Enhance Skin Products Inc
filed 2010-03-17
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2010

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

Number of shares outstanding of the registrant's class of common stock as of March 14, 2009: 49,250,000

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	January 31	April 30
	2010	2009

ASSETS
Current
Cash	$4,923	$361,606
Accounts receivable	140	-
Sales tax receivable	1,131	8,609
Prepaids & deposits	1,121	19,228
Inventory	79,253	43,613

Total current assets	86,568	433,056

Other assets
Patent applications	52,673	43,166
Trademarks	45,053	44,115

Total other assets	97,726	87,281

Total assets	$184,294	$520,337

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable and accrued liabilities	$84,726	$16,504
Accounts payable to related party	158,064	259

Total current liabilities	242,790	16,763

Stockholders equity (deficit)
Authorized:
100,000,000 common shares per value $0.001
Issued and outstanding 49,250,000 as of
January 31, 2010 and April 30, 2009	49,250	49,250
Additional paid-in capital	1,337,055	1,337,055
Translation adjustment	14,804	10,297
Deficit	(1,459,605)	(893,028)

Total stockholders' equity (deficit)	(58,496)	503,574

Total liabilities and stockholders' equity	$184,294	$520,337

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ending January 31, 2010, and January 31, 2009
(Unaudited)

	Three Months		Nine Months
	ended		ended
	January 31		January 31
	2010	2009	2010	2009

Revenue	$340	$-	$1,151	$-

Cost of goods sold	37	-	192	-

Gross profit	303	-	959	-

EXPENSES
Operating expenses
General & administrative	155,164	129,599	409,946	267,504
Professional fees	13,396	28,535	59,160	55,683
Marketing	20,408	37,765	98,774	161,290

	188,968	195,899	567,880	484,477

Net loss before other items	(188,665)	(195,899)	(566,921)	(484,477)

Other items
Interest on long term debt	-	-	-	628
Interest income	(3)	(914)	(344)	(3,238)

Net loss before income taxes	(188,662)	(194,985)	(566,577)	(481,867)

Provision for income taxes	-	-	-	-

Net loss	$(188,662)	$(194,985)	$(566,577)	$(481,867)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common
shares outstanding	49,250,000	42,290,762	49,250,000	30,513,591

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ending January 31, 2010 and the year ending April 30, 2009
(Unaudited)

			Additional			Total
	Common Stock		paid in	Translation		Stockholders
	Shares	Amount	Capital	Adjustment	Deficit	Equity

Balance April 30, 2008	10	90	222,687	(3,741)	(207,809)	11,227

Asset Purchase Agreement
executed August 14, 2008
Shares assumed	20,250,000	20,250	(20,250)			-
Shares issued	27,500,000	27,500	(27,500)			-
Shares cancelled	(10)	(90)	90			-
Private placement closed
August 14, 2008 @ $1.00	1,500,000	1,500	1,153,900			1,155,400
Contribution to APIC			10,749			10,749
Net liabilities acquired from Zeezoo			(2,621)			(2,621)
Increase in translation adjustment				14,038		14,038
Net loss for the period					(685,219)	(685,219)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Increase in translation adjustment				4,507		4,507
Net loss for the period					(566,577)	(566,577)

Balance January 31, 2010	49,250,000	$49,250	$1,337,055	$14,804	$(1,459,605)	$(58,496)

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months and nine months ending January 31, 2010, and January 31, 2009
(Unaudited)

	Nine Months
	ended
	January 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(566,577)	$(481,867)
Changes in operating assets and liabilities:
Accounts receivable	(140)	-
Sales tax recoverable	7,478	(7,676)
Prepaids & deposits	18,107	(13,342)
Inventory	(35,640)	(16,874)
Accounts payable and accrued liabilities	68,222	22,878
Accounts payable to related party	139,101	977

Cash flows from operating activities	(369,449)	(495,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	(9,507)	63
Trademarks	(938)	2,280

Cash flows from investing activities	(10,445)	2,343

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	-	1,155,400
Proceeds from related party advances	18,704	-
Increase in additional paid in Capital	-	10,749
Net liabilities acquired from Zeezoo	-	(2,621)
Payment of loans	-	(41,161)

Cash flows from financing activities	18,704	1,122,367

NET INCREASE (DECREASE) IN CASH	(361,190)	628,806
Effect of foreign currency translation adjustments	4,507	9,548

Cash, beginning of the period	361,606	(3,088)

Cash, end of the period	$4,923	$635,266

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$628

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2010
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, our interim statements do not include all of the information and disclosures required for our annual financial statements. In the opinion of our management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of these interim results. These consolidated financial statements should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended April 30, 2009. The results for the nine months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending April 30, 2010.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements.  We have evaluated subsequent events through March 16, 2010, the date the financial statements were available to be issued.

Recently Adopted Accounting Standards

Sales return policy.  The Company will accept returns for damaged goods only, the goods must be returned unused and in the original packaging.  Sales are recorded when products are shipped to customers.  To date there have been only 5 sales with no returns or allowances.  The Company is presently determining an appropriate provision for returns and allowances which will be applied on future sales.

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

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has net losses for the nine months ended January 31, 2010 of $566,577. The Company intends to fund operations through working capital and sales, which may be insufficient to fund its expenditures, working capital and other cash requirements for the next 12 months.

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

Included is an amount due to a Director and officers of $158,064, which has no repayment terms, is unsecured and is non-interest bearing.

During the period ended January 31, 2010, the Company expensed monthly consulting fees of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  In the nine months ended January 31, 2010 the Company accrued $112,500 for these fees.  At January 31, 2010 the Company owed the CEO $63,125 in regards to these fees, another $68,800 was owed to other officers for their monthly fees.  In addition the Company owes the officers directors $7,435 for unreimbursed expenses.  The CEO also made a cash advance to the Company of $18,704.

The CEO, Director made contributions to additional paid capital of $0 and $10,749 in the nine months ended January 31, 2010 and January 31, 2009 respectively.

NOTE 5.   INVENTORY

During the nine months ended January 31, 2010 the  Company manufactured the complete product line and made them available for sale.  Inventory on the balance sheet consists of raw material and finished goods.  The breakdown is as follows:

	January 31	April 30
	2010	2009
Raw material	$43,798	$43,613
Finished goods	35,455	0
	$79,253	$43,613

NOTE 6.   OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $833 expiring October 31, 2011.

Fiscal	Lease
Year	Agreement	Total
2010	$2,499	$2,499
2011	9,996	9,996
2012	4,998	4,998
2013	0	0
2014	0	0
Total	$17,493	$17,493

NOTE 7.   SUBSEQUENT EVENTS

1.  On February 23, 2010 the Company received invoices in the total amount of £210,000 from Mercuriali Ltd. (the “Mercuriali Claim”), a company controlled by Donald Nicholson, a director of the Company.  Mercuriali alleges that the Mercuriali Claim is due under the terms of a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  The Company believes that the amounts claimed by Mercuriali are without merit and intends to seek an amicable resolution of the matter.  There can be no assurances that the Company and Mercuriali will be able to reach an amicable resolution with respect to the Mercuriali Claim.

2. The CEO Director made additional cash advances to the Company of $1,400 on February 17, 2010 and $23,380 on February 19, 2010.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the year ended April 30, 2009.

	3 Months ended		9 Months ended
	January 31, 2010		January 31, 2010
	2010	2009	2010	2009
Total Sales	$340	$-	$1,151	$-
Cost of goods sold	37	-	192	-
Gross profit	303	-	959	-
Operating expenses	188,968	195,899	567,880	484,477
Net loss befor other items	(188,665)	(195,899)	(566,921)	(484,477)
Other items
Interest on long term debt	-	-	-	628
Interest income	(3)	(914)	(344)	(3,238)
Net loss	$(188,662)	$(194,985)	$(566,577)	$(481,867)

Net loss per share (1)	$-	$-	$(0.01)	$(0.02)

(1) less than $0.01			January 31	April 30
			2010	2009
Total assets			$184,294	$520,337

Sales

During nine months ended January 31, 2010 the Company recorded $1,151 of sales.  The gross profit on these sales was $959 or 83.3%.  Included in sales are the freight charges to the customer to ship the product.  During the quarter ended January 31, 2010 the Company recorded $340 of sales with a gross profit of $303 or 89%.  The gross profit in the quarter was greater as a percentage than the year to date gross profit, as the sales in this quarter were at retail prices, resulting in greater gross profit.  The Company did not record any sales in the three months and nine months ended January 31, 2009.  The Company is currently examining alternative marketing plans to accelerate sales.

Cost of goods sold

The cost of the sales for the three months and nine months ended January 31, 2010 were $37 and $192, respectively.  Included in the cost of goods sold are direct manufacturing costs, including materials and packaging.  Also, included in cost of goods sold are the direct costs to package and ship the product.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General and administrative
General & administrative expenses for the nine months ended January 31, 2010 were $409,946 or $142,442 more than the $267,504 recorded in the same period ended January 31, 2009.  This increase of 53% is mainly attributed to the fact the Company was not operational for the first four months of the period ended January 31, 2009.   Of the $409,946 of general and administrative expenses incurred in the nine months ended January 31, 2010, salaries contributed to 88.5% or $362,598, travel was 4.2% or $17,175, rent was 3.1% or $12,628, office was 1.9% or 7,710, the balance of  $9,835 or 2.4% was made up of bank charges, foreign exchange losses and corporate charges.

General and administrative expenses for the three months ended January 31, 2010 were $155,164 or $25,565 more than the $129,599 recorded in the three months ended January 31, 2009.  The reason for the increase in the current quarter is due to increased remuneration during the quarter ended January 31, 2010.

Professional fees

Professional fees for the nine months ended January 31, 2010 were $59,160 or $3,477 more than the $55,683 recorded in the same period ended January 31, 2009.  In the nine months ended January 31, 2010 legal fees was the largest contributor to professional fees at $33,006 or 55.8% of total professional fees, fees to the Company’s auditor were  $19,540 or 33%, and fees to other consultants were $6,614 or 11.2%.

Professional fees for the three months ended January 31, 2010 were $13,396 or $15,139 less than the $28,535 recorded in the same quarter ended January 31, 2009.  In the three months ended January 31, 2010 legal fees was the largest contributor to professional fees at $7,472 or 55.8% of total professional fees, fees to the Company’s auditor were  $3,500 or 26.1% and fees to other consultants were $2,424 or 18.1%.  The reason for the decrease in the current quarter compared to the three months ended January 31, 2009 was due to high fees to the Company’s auditors in the quarter ended January 31, 2009, as a result of the additional work required for the reverse merger and financing in August of 2008.

Marketing

Marketing expenses for the nine months ended January 31, 2010 were $98,774 or $62,516 less than the $161,290 recorded in the nine months ended January 31, 2009.  In the nine months ended January 31, 2009 the Company incurred the cost of designing the Company’s logo and product packaging as well as developing the Company’s marketing material.  These costs were not repeated in the nine months ended January 31, 2010, thus the decrease in marketing expenses from the nine months ended January 31, 2009.  Included in the marketing expenses of $98,774 in the nine months ended January 31, 2010 were web site development costs of $50,982 or 51.6% of the total marketing expenses.  Other expenses were trade shows of $11,787 or 11.9%, travel of $10,514 or 10.6%, marketing consultant fees of $10,000 or 10.1%, advertising of $8,335 or 8.4%, clinical research of $6,459 or 6.5% and warehousing the Company’s inventory of $697 or .7%.

Marketing expenses for the three months ended January 31, 2010 were $20,408 or $17,357 less than the $37,765 recorded in the three months ended January 31, 2009.  The decrease in the current quarter is a result of decreased costs for the development of the Company’s web site, as well as decreased travel.  Included in the marketing expenses of $20,408 for the three months ended January 31, 2010 were web site development costs of $2,520 or 12.3% of the total marketing expenses.  Other expenses were trade shows and travel of $551 or 2.7%, marketing consultant fees of $10,000 or 49%, clinical research $6,459 or 31.6%, advertising of $453 or 2.2% and warehousing the Company’s inventory of $425 or 2.1%.

Other Items

Interest on long term debt decreased by $628 in the nine months ended January 31, 2010 from the 2009 expense of $628.  The debt was paid in August 2008 after the equity financing was received.

As the Company had cash on hand after the equity financing of August 14, 2009, the Company earned interest income on the surplus funds.  In the nine months ended January 31, 2010 the Company earned $344 of interest income compared to $3,238 earned in the nine months ended January 31, 2009.  The decrease can be attributed to the decrease in surplus funds in the nine months ended January 31, 2010.

Interest of $3 was earned in the quarter ended January 31, 2010, which was $911 below the interest earned of $914 in the quarter ended January 31, 2009.  The decrease in the quarter was a result of the Company not having surplus funds.

Liquidity and Capital Resources

At the end of the nine months ending January 31, 2010, the Company had working capital deficit of $123,293, as compared to the working capital of $416,293 at the year ended April 30, 2009.  The decrease of $539,586 is attributed entirely to the operating expenses of the nine months ended January 31, 2010.

At nine months ended January 31, 2010 the total assets were $184,294 as compared to the total assets $520,337 at April 30, 2009.  The decrease in total assets of $336,043 coincides with the decrease in working capital after adjusting for the increase in accounts payable.

The complete line of the Company’s products was manufactured in the quarter ended July 31, 2009.  The Company had relied on the financing of August 2008 for its working capital requirements until the end of the fiscal third quarter ended January 31, 2010.  In the second quarter of fiscal 2010 ended October 31, 2010 the Company launched its new complete line of skin care products.  The Company was expecting the gross profit on sales to fulfill its working capital requirements; however, sales have been disappointing.  The Company has hired an independent marketing consultant to develop and revise the Company’s marketing strategy.  The Company is, also, seeking further financing to fund operations until the Company has sales sufficient to fund its operations.

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

ITEM 4T.   Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management did, however, identify a significant deficiency; a significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Currently, we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review our consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

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

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings.

We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we [or any of its subsidiaries] are a party or of which any of our property is subject. We are not aware of any legal proceedings in which any of our directors or officers, any of our proposed directors or officers or any owner of record or beneficial owner of more than 5% of any class of our voting securities, or any affiliate of any such director or officer, proposed director or officer or security holder, is a party adverse to us or has a material interest adverse to our company.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters To a Vote of Security Holders.

None.

ITEM 5.   Other Information.

None

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2010.

ENHANCE SKIN PRODUCTS INC.

Date: March 17, 2010	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Date: March 17, 2010	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer