Form 10-K/A
period 2009-04-30
Enhance Skin Products Inc
filed 2010-04-06
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2 to Form 10-K

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

Conclusions

Based upon the Evaluation, (i) our disclosure controls and procedures are effective in giving us reasonable assurance that they are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that such information is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, and (ii) the Company acknowledges they have a significant deficiency explained below in Management’s Report Over Internal Controls and after considering the remedy to overcome this deficiency also explained below in Management’s Report Over Internal Controls   - our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 6th day of April, 2010 .

ENHANCE SKIN PRODUCTS INC.

Date: April 6, 2010	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 6th day of April, 2010 .

ENHANCE SKIN PRODUCTS INC.

Date: April 6, 2010	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer