Form 10-K
period 2010-04-30
Enhance Skin Products Inc
filed 2010-08-13
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

Common Shares, par value $0.001 per share

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

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 2010 was approximately $3,045,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 30, 2010 was 49,250,000.

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

The market for cosmeceutical products is driven by the increasing desire of customers to look good, coupled with an aging population and the growing availability of high-performance cosmetics. Older consumers in particular, who are no longer willing to accept the inevitability of the onset of the visible effects of aging, are increasingly demanding anti-aging products. Women over the age of 50 are the main target population for cosmeceutical manufacturers. According to Datamontior Plc’s 2006 study, the North American cosmeceuticals market, which is the fastest growing segment of the cosmetics industry, is expected to grow at an annual rate of 6.3% and the European cosmeceuticals market is expected to grow at an annual rate of 4.8%. Fredonia Group’s October 2008 study forecasts that demand for cosmeceuticals in the US will increase 7.4% annually through 2012 and Medical Insight’s October 2009 Global Aesthetics Market survey VII forecasts that physician dispensed cosmeceuticals will increase 13.1% annually on a world wide basis through 2013. Enhance intends to capitalize on this changing consumer trend.

The Visible Youth™ skin care line utilizes high purity, medical-grade hyaluronic acid (also called hyaluronan or HA) of specific molecular size to deliver hydration to the skin. The brand also contains products that are proprietary (patent pending) synergistic formulations of two or more active ingredients that include the specific, medical-grade hyaluronic acid. Visible Youth™ is formulated to help improve the healthy appearance and feel of skin and addresses the loss of HA-water complex, a natural component of the skin without which the underlying structure of skin collapses. Visible Youth™ is formulated to help restore the skin’s natural supply of HA-water complex and works to rehydrate the skin at the cellular level. Visible Youth utilizes the same unique fraction of hyaluronan as a respected topical drug delivery product to deliver its active ingredient through to the dermis. In the case of Visible Youth, the ingredient that we are delivering is water for deep hydration.

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

Studies have shown (Stern, RJ, 2006, Hyaluronan: Key to Skin Moisture, 246-277, In: Dry Skin and Moisturizers, Loden, M and HI Maibach Eds.) that fragmentation of the HA polymer generates size-specific pieces, or oligomers, with widely differing biological activities. However, it is difficult to synthesize HA free of contaminating glycoprotein, lipids and other tissue material in the laboratory setting. In spite of these drawbacks, many cosmetic and cosmeceutical manufacturers continue to incorporate “cosmetic grade” HA into their products and claim their beneficial effects for their products. This grade of HA can be impure and ill-defined as to molecular size and biological activities and can therefore be less effective.

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

The Visible Youth™ skin care line currently has six products, all of which use medical grade HA and are hypoallergenic, non-irritating, fragrance free, non-comodegenic, non-occlusive and oil free:

Visible Youth™ Revitalizing Skin Formula:
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

Markets

Cosmeceutical products with therapeutic elements in their composition are enjoying increased popularity in worldwide markets. As a greater number of women are visiting dermatologists and expressing concerning about the health of their skin, cosmeceuticals provide answers to their cosmetic and health needs. Products such as anti-aging creams, tanning lotions and shampoos are beginning to incorporate medicinal grade ingredients and nutritional supplements in order to improve their efficiency and respond to market demand.

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

The targeted consumers represent a proven market for cosmeceutical products as they (i) are better educated than previous generations, (ii) possess more disposable income than their predecessors and (iii) are open to new ideas and technology. This targeted group is able to access Visible Youth™ products through convenient online and offline access.

It was Enhance Skin Products’ original plan to reach the targeted consumers through what is known as the Direct Dispense method; that is selling the Visible Youth products, through the services of independent aesthetic sales representatives, exclusively through physician offices, Medical Spas and licensed aestheticians, and supplemented by online sales with appropriate credit paid to back to referring physicians and aestheticians. Accordingly the initial production run and web site shopping cart were completed in June 2009.

During the second half of 2009, it became apparent that due to the Great Recession, the Direct Dispense business model was changing. Because of the attrition of funding sources, aesthetic sales reps had to commit increased time and effort helping customers finance equipment purchases, making them reluctant to spend time promoting the sale of lower commission products such as cosmecueticals. This, coupled with the reticence of patients to pay premium prices for unfamiliar brands, made it difficult for the Company to recruit independent sales reps. Sales representatives who did join the Company reported that physician offices were cutting back on product offerings due to the economic climate. This situation was confirmed by the statement in the Executive Summary of Medical Insight’s The Global Aesthetic Market VII (released October 2009) that “…aesthetic practices have postponed new product and equipment purchases”.

As a result, in spite of concerted efforts, attempts to generate Visible Youth product sales traction via the Direct Dispense channel have, thus far, been unsuccessful. Despite news of a nascent recovery and Medical Insight’s forecast of 13.1% future annual growth in cosmeceuticals through 2013, the challenges to the Direct Dispense route to the market persist. Management of the Company has concluded, therefore, that the Company should reposition the Visible Youth product line so as to be able to pursue a Direct to Consumer (DTC) marketing program in addition to a refocused Professional, Direct Dispense approach.

Distribution Methods and Marketing Strategy

Direct to Consumer (DTC)

To help the Company create a DTC program with the goal of an average 75% gross profit margin, Management has retained the services of a DTC expert, Mr. Steve Sheiner. This individual will provide access to affiliate networks utilizing new communication tools such as blogs, web-based social networks (Facebook, Twitter), email, etc., to introduce, and acquire customers for the selected Visible Youth DTC products. This will require modification to and expansion of the Shopping Cart contained in the current Visible Youth web site (www.visibleyouth.com). In addition, Management will explore electronic retailing DTC networks such as the Home Shopping Network, QVC, ShopNBC, to increase brand recognition and generate sales of the DTC signature products.

The Visible Youth Direct to Consumer product line will consist of the existing Revitalizing Skin Formula, Revitalizing Eye Zone Gel, Revitalizing Moisturizer and Cleanser products. Current containers and cartons will be utilized until inventory is depleted at which point less costly packaging will be sourced. Additional HA products containing a medium strength SPF and/or peptides will be considered.

Direct Dispense (Professional)

In anticipation of an improving economic climate in 2011, we will continue with our refocused “post procedure” Direct Dispense efforts for The Healing Complex Plus 3% Lidocaine and The Healing Complex, but under the new premium Visible Youth “Professional” brand. We will add the bioactive Vitryxx and a high level SPF to the Revitalizing Skin Formula, the Eye Zone Gel and the Moisturizer so that all 4 Visible Youth “Professional” products will contain Vitryxx in combination with HA and can be directly positioned as a collective post skin resurfacing protocol. As part of that repositioning, we will offer a 16 ounce “back of shelf” jar of The healing Complex Plus 3% Lidocaine for physician office use. Additional Visible Youth “Professional” products will be developed such as a mask including HA and Vitryxx.

In order to reposition the Healing Complex as the core of a post skin resurfacing procedure protocol, we must complete a limited clinical evaluation. We have recently completed the protocol for a clinical assessment of the Healing Complex Plus Liocaine to be conducted by a well-respected dermatologist in the third quarter of 2010. We anticipate that the results of this evaluation will create the basis for a “white paper” and ultimately a poster. If we are successful in this endeavor, it will assist in establishing the credibility necessary to facilitate an approach to physicians. Our initial Direct Dispense focus will be the aesthetics practices of dermatologists who are familiar with Solaraze, the prescription dermatology product that utilizes the same fraction of hyaluronan as Visible Youth to deliver its active ingredient through to the dermis. In the case of Visible Youth, the ingredient that we are delivering is water for deep hydration.

International
Through the efforts of our Singapore based sale agent for Asia, we have been approached by parties who are interested in establishing regional filling operations so as to reduce the considerable costs of shipping product to Asian customers. It is our plan to attempt to source 1 to 2 filling operations in Asia so that we can send finished ingredients in bulk to Asia to be filled in locally sourced containers and packaging. We will pursue a similar strategy for Europe.

Strategy
In summation, the Company’s overall marketing strategy is to continue to develop and market a full line of cosmeceutical products, the main active ingredient of which is HA. All Visible Youth™ products are intended to be competitively priced in the mid- to upper-quadrant of high quality products and brands.

Whether directed to the DTC or Professional market, our marketing efforts will continue to be focused on clearly defining the company/product message of highly effective skin hydration (It’s The Molecule!TM) to create user awareness and demand for the company’s products and to establish the Visible Youth™ brand as a pioneer and leader in the category. The Visible Youth “Professional” products will be positioned as the premier protocol for post skin resurfacing procedures to which end we will attend three to four national trade shows on an annual basis.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 4, 2010, in accordance with the by-laws of the Company, Mr. Chris Hovey was appointed to the Board of Directors of the Company by the written consent of the holder of in excess of 50% of the Company’s voting stock.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol "EHSK."

Shares of our common stock are issued in registered form. Globex Transfer, LLC. 789 Deltona Blvd., Deltona, FL, 32725 (Telephone: (386) 206-1133; Facsimile: (386) 278-3124) is the registrar and transfer agent for our common shares. On June 30, 2010 we had 49,250,000 shares outstanding.

DIVIDENDS

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

EQUITY COMPENSATION PLAN INFORMATION

We have not adopted any equity compensation plans.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended April 30, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) with Crisnic Fund S.A.. Pursuant to the SPA, the Company sold 750,000 shares of the Company’s Common Stock to Crisnic for an aggregate purchase price of U.S.$30,000. The sale of these securities was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933 as Crisnic is an accredited investor as defined therein.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the year ended April 30, 2009.

	Fiscal Year ended April 30,
	2009	2010	$ Change	% Change
Total Sales	$-	$1,376	$1,376	n/a
Cost of goods sold	-	243	243	n/a
Gross profit	-	1,133	1,133	n/a
Operating expenses	688,255	740,651	52,396	7.6%
Net loss befor other items	(688,255)	(739,518)	(51,263)	-7.4%
Other items
Interest on long term debt	628	-	(628)	-100.00%
Interest income	(3,664)	(344)	(3,320)	-90.6%
Net loss	$(685,219)	$(739,174)	$(53,955)	-7.9%

Net loss per share	$(0.02)	$(0.02)	$0.00	0.0%

Total assets	$520,337	$172,704	$(347,633)	-66.8%
Working capital	$416,293	$(327,316)	$(743,609)	-178.6%

Balance sheet – April 30, 2010

Cash

At April 30, 2010 the Company had $2,883 of cash on hand a decrease of $358,723 from the April 30, 2009 balance of $361,606. This decrease is a result of the continued losses the company has incurred and has been offset by related parties accruing wages in lieu of payment as well as advances from the CEO and director.

Sales tax recoverable

The Company recovers sales tax paid, which is filed on a quarterly basis. At April 30, 2010 $580 was claimed as recoverable compared to the April 30, 2009 balance of $8,609. The decrease is due to there being two quarters as recoverable at April 30, 2009. Sales tax recoverable is a result of sales tax paid on expenses. During the last quarter of 2010 as a consequence of insufficient cash there was a significant decrease in transaction involving the payment of sales tax, therefore sales tax recoverable decreased at April 30, 2010.

Prepaids and deposits

At April 30, 2010 the balance was $2,866 a decrease of $16,362 from the April 30, 2009 balance of $19,228. The 2009 balance consisted almost entirely of deposits made for the purchase of raw material as well as deposits made for the manufacturing of the Company’s products. In 2010 these transactions were completed with the balances moving into finished goods inventory. The $2,866 balance at April 30, 2010 relates to the Company’s product liability insurance. Due to the fact the Company’s sales in fiscal 2010 were less than forcasted a refund of the insurance premium is due and is considered as a prepayment for the subsequent years product liability insurance.

Inventory

At April 30, 2010 inventory was $78,792 an increase of $35,179 over the April 30, 2009 balance of $43,613. The 2010 balance consisted of $34,994 of finished goods and $43,798 of raw materials; whereas the 2009 balance of $43,613 was entirely raw materials. During 2010 the Company manufactured its complete product line of 6 skews.

Patent Applications

At April 30, 2010 the Company had capitalized $52,673 of patent applications on the Company’s products. During the 2010 fiscal year the Company increased the patent applications by $9,507 from the April 30, 2009 balance of $43,166. The increase was due to the increase in the number of products the Company has in its product line. As sales have commenced in fiscal 2010 the Company has started amortizing the patent applications for the first time. The Company has estimated it will require 3 more years for the patents to be granted at which time the patent life will be 17 years. The Company is therefore amortizing the patents on a straight-line basis over 20 years. Amortization for the year ended April 30, 2010 is $2,634 resulting in a net balance for patents of $50,039.

Trademarks

At April 30, 2010 the Company had capitalized $45,053 of Trademark registration costs. During the 2010 fiscal year the Company increased the Trademark costs by $938 from the April 30, 2009 balance of $44,115. The increase was due to registering the Company’s trademark in more countries. As sales have commenced in fiscal 2010 the Company has started amortizing the trademarks for the first time . The Trademarks registration requires renewal in 6 years therefore amortization is being applied on a straight-line basis over 6 years. Amortization for the year ended April 30, 2010 is $7,509 resulting in a net balance for patents of $37,544.

Accounts payable and accrued liabilities

At April 30, 2010 accounts payable and accrued liabilities was $126,252 an increase of $109,748 from the April 30, 2009 balance of $16,504. Included in this increase is $100,625 of unpaid remuneration to a consultant to the Company. This balance is unsecured and will be deferred until the Company has achieved positive cash flow. The remainder of the increase is normal trade payables for services.

Accounts payable related party

Accounts payable related party consist of unpaid remuneration and unreimbursed expenses to the CEO, CFO and COO. The CEO and COO are also directors. At April 30, 2009 the balance was $259; however as cash was depleted during fiscal 2010 this balance increased to $217,172.

Advances related party

During the year ended April 30, 2010 as the company’s cash was depleted the CEO and Director advanced funds to the Company to pay for critical expenses. These advances are unsecured, not interest bearing and there are no repayment terms. The balance at April 30, 2010 was $69,013 an increase of $69,013 for the year as the balance was nil at April 30, 2009.

Common Stock

At April 30, 2010 there were 49,250,000 shares of common stock issued out of the authorized 100,000,000 common shares. The par value of the common shares is $0.001 resulting in common stock of $49,250. These balances were unchanged from the previous year end balance at April 30, 2009.

Additional paid-in Capital

At April 30, 2010 the balance of additional paid in capital was $1,337,055, which is unchanged from the previous year end balance at April 30, 2009.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada. In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations. This translation adjustment is maintained in the consolidated statement of stockholders’ equity. The balance at April 30, 2010 was $6,164 a decrease of $4,133 from the April 30, 2009 balance of $10,297.

Statement of Operations – April 30, 2010

Sales

During the year ended April 30, 2010 the Company manufactured the complete product line of 6 skews and introduced them for sale. By the time the products were available the market had deteriorated and sales were therefore below forecasted levels. Sales for the year ended April 30, 2010 were a disappointing $1,376 compared to the previous year of nil, as there was no product available for sale in the year ended April 30, 2009. The Company is presently raising equity financing in order to add a direct to consumer marketing campaign.

Gross profit

Gross profit for the year ended April 30, 2010 was $1,133 or 83.3% of sales. There were no sales in the fiscal year ended April 30, 2009 therefore a direct comparison cannot be made; however, the gross profit percentage result is as anticipated.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.
General & administrative expenses incurred for year ended April 30, 2010 were $552,120 compared to the $397,858 incurred in the year ended April 30, 2009. The increase was $154,262 or 39%, which coincides to the percentage increase in the number of months the company was operational in 2010 compared to 2009. After the financing was received on August 14, 2008 the Company started operations, therefore in the year ended April 30, 2009 the company operated for 8.5 months compared to the 12 months of operations in 2010, or in increase in operational months of 41%.

The largest expense in 2010 was remuneration of $495,705 compared to $319,390 of remuneration expense in 2009, an increase of 89%. At year end $197,650 of the total 2010 remuneration is unpaid and included current liabilities at April 30, 2010. Travel expense in 2010 was $20,012 compared to the $38,413 incurred in 2009. Rent expense was $16,970 in 2010 compared to $17,639 in 2010. These three expenses represent 96.5% of the total general & administrative expenses in 2010. The remaining 3.5% of general and administrative expenses are comprised of the following; Corporate expense relating to public company disclosure of $7,005 in 2010 compared to $6,980 in 2009. Product liability insurance of $557 compared to $96 in 2009, product liability insurance premiums were based in projected sales for 2010, a credit of this premium was negotiated due to the fact sales were well below the forecasted. Office expense was $7,925 compared to $10,226 in 2009. Bank charges were $1,196 in 2010 compared to $532 in 2009 and foreign exchange losses of $2,750 compared to the 2009 loss of $4,582.

Professional fees.
Professional fees in the year ended April 30, 2010 were $77,090 compared to the $65,675 incurred in the year ended April 30, 2010. In 2010 legal expenses were $40,606, and audit expenses were $23,040 whereas in 2009 these expenses were $23,813 and $35,934 respectively. The increase in legal expenses for 2010 is a direct result of the problems created by the Company’s former auditors registration being revoked by the PCAOB. At this time the Company was delisted from the bulletin board and relegated to the pink sheets. Through the efforts of the Company’s attorney and the Company’s present auditors these issues were resolved.

In 2010 $13,444 was spent on consultants and in 2010 compared to the $5,928 spent in 2009. The increase is primarily due to the Company’s efforts in obtaining financing for the Company.

Development costs.
Development costs in the year ended April 30, 2010 were Nil compared to the $4,661 incurred in the year ended April 30, 2009. The Company originally had 2 products and in 2009 the development costs were to formulate the additional 4 skews to increase the product line to 6 skews. These 6 skews were manufactured in 2010 and introduced for sale.

Marketing
In 2010 Marketing expenses were $111,441 compared to $220,061 in 2009. This principal reason for the decrease of $108,620 was due to a decrease in advertising and trade show activity. In 2010 the Company’s cash flow did not permit any further expenditures on trade shows and the related advertising activities. Advertising expense in 2010 was $8,785 compared to $74,135 in 2009. Trade shows and travel were $23,830 in 2010 and $67,972 in 2009. Remuneration was $10,000 in 2010 and $18,000 in 2009. Website development costs were $51,107 in 2010 and $59,954 in 2009. The Company’s web site is now complete; however, further costs are anticipated for the introduction of the direct to consumer marketing campaign. New selling costs were incurred in 2010 including clinical research costs of $6,459 and warehousing costs for the Company’s finished goods inventory of $1,117. In addition the Company commenced amortization of the intangible assets related to the Company’s products. In 2010 the Company amortized the patents and trademarks for $2,634 and $7,509 respectively.

Other Items

Interest on long term debt decreased by $628 in 2010 from the 2009 expense of $628 to nil in 2010. The debt was paid in August 2008 after the equity financing was received. Therefore there were was no interest expense in 2010.

As the Company had cash on hand after the equity financing of August 14, 2009 $3,664 of interest was earned with these funds in the year ended April 30, 2009 and as a result of the decrease in cash interest earned dropped to $344 in the current year ended April 30, 2010.

Liquidity and Capital Resources

The CEO, director made advances to the Company of $69,013 during the year ended April 30, 2010. During the year ended April 30, 2009 the CEO made contributions of $10,749 to additional paid in capital.

At April 30, 2010, the Company had a working capital deficit of $327,316 compared to working capital of $416,293 at the year ended April 30, 2009. The decrease is due entirely to the continued losses of the Company.

At April 30, 2010 the total assets were $182,847 as compared to the total assets $520,337 at April 30, 2009. The decrease of $337,490 is almost entirely due to the decrease in cash of $358,723.

Financing

The Company is presently seeking equity financing to launch it’s planned direct to consumer sales campaign as well as for general working capital requirements. In the year ended April 30, 2010 the Company relied on advances from the CEO and director of $66,407 as well as all related parties accruing unpaid remunerations of $217,172.

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

On August 14, 2008, the Company entered into a subscription agreement with certain investors (collectively the “Investors”) pursuant to which the Company sold to the Investors an aggregate of 750,000 units for $1,500,000 (2$ per unit), each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock. Each warrant entitles their holder to subscribe for one additional Common Share at an exercise price of $1.40 per warrant during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada local time.

Net proceeds to the Company at closing were $1,155,400. From the gross proceeds $344,600 of funds were disbursed as follows: $300,000 were to a finder, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issue costs.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Enhance Skin Products Inc.
(formerly ZeeZoo Software Company)

We have audited the accompanying consolidated balance sheets of Enhance Skin Products Inc. as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Products Inc. as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has net losses for the year ended April 30, 2010 of $739,174, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 10, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED BALANCE SHEETS

	April 30	April 30
	2010	2009

ASSETS
Current
Cash	$2,883	$361,606
Sales tax receivable	580	8,609
Prepaids & deposits	2,866	19,228
Inventory	78,792	43,613

Total current assets	85,121	433,056

Other assets
Intangible assets net of amortization of $10,143 and $0 respectively	87,583	87,281

Total other assets	87,583	87,281

Total assets	$172,704	$520,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$126,252	$16,504
Accounts payable to related party	217,172	259
Advances related party	69,013	-

Total current liabilities	412,437	16,763

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares par value $0.001
Issued and outstanding 49,250,000 as of
April 30, 2010 and April 30, 2009, respectively	49,250	49,250
Additional paid-in capital	1,337,055	1,337,055
Accumulated other comprehensive income	6,164	10,297
Deficit	(1,632,202)	(893,028)

Total stockholders' equity (deficit)	(239,733)	503,574

Total liabilities and stockholders' equity	$172,704	$520,337

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ending April 30, 2010 and April 30, 2009

	April 30	April 30
	2010	2009
Revenue	$1,376	$-

Cost of goods sold	243	-

Gross profit	1,133	-

EXPENSES
Operating expenses
General & administrative	552,120	397,858
Professional fees	77,090	65,675
Development	-	4,661
Marketing	111,441	220,061

	740,651	688,255

Net loss before other items	(739,518)	(688,255)

Other items
Interest on long term debt	-	628
Interest income	(344)	(3,664)

Net loss before income taxes	(739,174)	(685,219)

Provision for income taxes	-	-

Net loss	$(739,174)	$(685,219)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	49,250,000	35,082,195

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ending April 30, 2010 and April 30, 2009

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive		Stockholders
	Shares	Amount	Capital	income	Deficit	Equity
Balance April 30, 2008	10	90	222,687	(3,741)	(207,809)	11,227

Asset Purchase Agreement executed August 14, 2008
Shares assumed	20,250,000	20,250	(20,250)			-
Shares issued	27,500,000	27,500	(27,500)			-
Shares cancelled	(10)	(90)	90			-

Private placement closed August 14, 2008 @ $1.00 (less issuance costs of $344,600)	1,500,000	1,500	1,153,900			1,155,400
Contribution capital			10,749			10,749
Net liabilities acquired from Zeezoo			(2,621)			(2,621)
Increase in translation adjustment				14,038		14,038
Net loss for the period					(685,219)	(685,219)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Translation adjustment				(4,133)		(4,133)
Net loss for the period					(739,174)	(739,174)

Balance April 30, 2010	49,250,000	$49,250	$1,337,055	$6,164	$(1,632,202)	$(239,733)

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ending April 30, 2010 and April 30, 2009

	April 30	April 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(739,174)	$(685,219)
Amortization of intangible assets	10,143	-
Changes in operating assets and liabilities:
Sales tax recoverable	8,029	(7,833)
Prepaids & deposits	16,362	(17,889)
Inventory	(35,179)	(43,613)
Accounts payable and accrued liabilities	109,748	16,504
Accounts payable to related party	216,913	259

Cash flows from operating activities	(413,158)	(737,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	(9,507)	(36,200)
Trademarks	(938)	-

Cash flows from investing activities	(10,445)	(36,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	-	1,155,400
Proceeds from related party advances	69,013	-
Increase in additional paid in Capital	-	10,749
Net liabilities acquired from Zeezoo	-	(2,621)
Payment of loans	-	(41,161)

Cash flows from financing activities	69,013	1,122,367

NET INCREASE (DECREASE) IN CASH	(354,590)	348,376
Effect of foreign currency translation adjustments	(4,133)	16,318

Cash, beginning of the period	361,606	(3,088)

Cash, end of the period	$2,883	$361,606

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$628

Included in changes to accounts payable related party are non cash items of $9,195 and $259 at April 30,
2010 and April 30, 2009 respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Enhance Skin Products Inc. (“Company”), (formerly Zeezoo Software Corp.) was originally incorporated under the laws of the state of Nevada on November 14, 2006.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At various times during the year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks. At April 30, 2009 the Company had a cash balance of $361,606 compared to a cash balance of $2,883 at April 30, 2010.

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

SALES
Sales revenue includes the sales price for the product as well as the charges paid by the customer for shipping and handling.

SALES RETURN POLICY
The Company will accept returns for damaged goods only, the goods must be returned unused and in the original packaging. To date there have been no returns. The Company is presently determining an appropriate provision for returns and allowances which will be applied on future sales.

COST OF GOODS SOLD
Includes the cost of the product as well as the shipping and handling costs related to the sale.

USE OF ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION
The Company’s revenue is generated primarily from the sale of its line of skin care products. The products are held by a fulfillment center. The fulfillment center also arranges the shipment of these products to our customers.

The Company recognizes product sales generally at the time the product is shipped. In certain instances the Company recognizes revenue on a C.O.D. basis. Concurrent with the recognition of revenue, the Company is determining a suitable provision for the estimated cost of product returns. Once this provision is determined revenue will be reduced for estimated product returns. However, as of April 30, 2010 there have been no product returns. Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized. Shipping and handling charges to the customer are included in revenue and the associated costs are included in cost of goods sold.

ADVERTISING EXPENSE
The Company’s policy regarding advertising is to expense advertising when incurred. Advertising expense was $8,785 and $74,135 for the year ended April 30, 2010 and April 30, 2009 respectively.

LONG-LIVED ASSETS
We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

■	a significant decrease in the market price of the asset;

■	a significant change in the extent or manner in which the asset is being used;

■	a significant change in the business climate that could affect the value of the asset;

■	a current period loss combined with projection of continuing loss associated with use of the asset;

■	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

BASIC AND DILUTED LOSS PER SHARE
The Company reports basic loss per share in accordance with the FASB ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as it would anti-dilutive. Dilution is computed by applying the treasury stock method.

PRODUCT DEVELOPMENT COSTS
Product development costs are expensed as incurred. Product development expenses were nil and $4,661 for the years ended April 30, 2010 and April 30, 2009 respectively.

INCOME TAXES
Income taxes are provided in accordance with FASB ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FOREIGN CURRENCY TRANSACTIONS
The Company’s functional currency is the Canadian dollar (“CDN”). The Company translates from the functional currency to U.S. dollars using the current rate method in accordance with FASB ASC 830. The Company uses the U.S. dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with FASB ASC 830.

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

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements through the date of issuance of these financial statements and believe that none of them will have a material effect on the company’s financial statements.

NOTE 4.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the year ended April 30, 2010 of $739,174, and a working capital deficit of $327,316. The Company has relied on advances from the CEO director and major shareholder for vital operating expenditures.

The ability of the Company to become a profitable entity is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations. In response to these problems, management has planned the following actions:

■	Management is presently seeking financing to fund its direct to consumer sales campaign. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5.   STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 common shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On August 14, 2008, the Company entered into a subscription agreement with Investors pursuant to which the Company sold to the Investors an aggregate of 750,000 units for $1,500,000 ($2.00 per unit), each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock. Each warrant entitles its holder to subscribe for one share of our common stock at an exercise price of $1.40 during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada time.

Of the $1,500,000 raised funds, $344,600 were disbursed as follows: $300,000 were paid as finder’s fees, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issuance costs. Accordingly net proceeds to the Company were $1,155,400.

As a result of the transactions described in note 1 and the 1,500,000 shares of common stock sold to investors at $1.00 per share on August 14, 2008 there are currently 49,250,000 shares of the Company’s Common Stock issued and outstanding without giving effect to the possible exercise of the 750,000 warrants issued with the stock sold on August 14.

NOTE 6.   WARRANTS

Warrants for 750,000 shares were issued by the Company in August 2008. Specifically, the Company sold 1,500,000 shares of Common Stock for $1,500,000 to accredited investors and issued warrants to purchase 750,000 shares of Common Stock at an exercise price of 1.40 per share expiring August 14, 2010. The warrants have not been exercised as of April 30, 2010.

The following table summarizes warrants that are issued, outstanding and exercisable.

		Warrants
		Issued	Outstanding
Exercise	Expiration	April 30,	April 30,
Price	Date	2010	2010
1.40	14-Aug-10	750,000	750,000

NOTE 7.   RELATED PARTY TRANSACTIONS AND BALANCES

The amount due to related parties consists of unpaid remuneration as well as unreimbursed expenses to the CEO, CFO and COO. The CEO and COO are also directors. These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	April 30	April 30
	2010	2009
Unpaid remuneration	$212,625	$-
Unreimbursed expenses	4,547	259
	$217,172	$259

During the year ended April 30, 2010 as well as the year ended April 30, 2009 commencing on August 15, 2008, the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director. The Company recorded $150,000 and $106,250 as an expense in the years ended April 30, 2010 and 2009 respectively. During these same periods, and in consideration of the expense made to Biostrategies Consulting Group Inc., the Company’s CEO did not collect any salary from the Company. At April 30, 2010 $100,000 of these expenses are unpaid and included in accounts payable related party.

The CEO, Director made contributions to additional paid capital of nil and $10,749 in the years 2010 and 2009 respectively.

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

See also Note 13- Subsequent Events.

NOTE 8.   ADVANCES FROM RELATED PARTY

During the year ended April 30, 2010 the CEO and director advanced the Company $69,013. There are no repayment terms for the advance nor does it bear interest. There were nil advances in the year ended April 30, 2009.

NOTE 9.   INVENTORY

The Company manufactured the complete product line of six SKU’s in the second quarter of 2010. This was the first time the Company manufactured the current product line. No further manufacturing was required in the year ended April 30, 2010.

Comparative inventory balances:

	April 30	April 30
	2010	2009
Finished Goods	$34,994	$-
Raw materials	43,798	43,613
	$78,792	$43,613

NOTE 10.   INTANGIBLE ASSETS

Intangible assets consist of trademarks and patent applications and are amortized over the expected period of life using the straight-line method over the following lives:

In accordance with ASC 360, long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. As a result of two years of consecutive losses the company completed an impairment analysis at April 30, 2010. The undiscounted cash flows prepared indicate the value of the intangible assets will be recovered by December 2011.

The Company has patents pending covering certain of the products it offers for sale. We estimate that it will take approximately three years for the United States Patent Office to review and decide upon our patent application which if granted will give us patent protection for a period of 17 years. Therefore, we are amortizing the value of these patent applications over a period of 20 years.

The Company sells and offers for sale products under its Visible Youth registered trademark. We are amortizing the value of this trademark over the remaining 6 years of the current term of the trademark.

At April 30, 2010 and 2009, the carrying amounts and accumulated amortization of intangible assets were as follows:

	April 30, 2010			April 30, 2009

	Gross	Accumulated	Net book	Gross	Accumulated	Net book
	amount	amortization	value	amount	amortization	value
Patent application	$5,263	$2,634	$2,629	$43,166	$-	$43,166
Trademarks	45,053	7,509	37,544	44,115	-	44,115
	$50,316	$10,143	$40,173	$87,281	$-	$87,281

NOTE 11.   INCOME TAXES

The Company follows FASB ASC 740, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no refundable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized.

At April 30, 2010, the Company had used net operating loss carryovers of approximately $729,031 and approximating $688,255 form the years ended April 30, 2010 and 2009 respectively. These losses are available to offset taxable income and expire in 2029 and 2030.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States federal corporate income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	April 30	April 30
	2010	2009
Income tax expense at statutory rate	$288,278	$267,235
Valuation analysis	(288,278)	(267,235)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30	April 30
	2010	2009
NOL carryover	$555,513	$267,235
Valuation allowance	(555,513)	(267,235)
Net deferred tax asset	$-	$-

NOTE 12.   OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $877 expiring October 31, 2011. Rent expense was $16,970 and $17,639 for the years ended April 30, 2010 and April 30, 2009 respectively. The Company has employment agreements with the CEO and COO as well as a service agreement with a third party for business development and administering contracts.

Summary

Fiscal	Lease	Employment	Contracted
Year	Agreement	agreements	Services	Total
2011	$10,524	$300,000	$150,000	$460,524
2012	5,262	300,000	150,000	455,262
2013	-	300,000	150,000	450,000
2014	-	193,750	150,000	343,750
2015	-	150,000	150,000	300,000
Thereafter each year 2016 to 2021	-	150,000	150,000	300,000
2022	-	43,750	150,000	150,000
2023	-	-	50,000	50,000

NOTE 13.   SUBSEQUENT EVENTS

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company. Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”. During 2009 and 2010, Mr. Puseljic billed the Company $44,625 and $121,625 respectively, and was owed $100,625 at April 30, 2010.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercurial Ltd., a company controlled by Donald Nicholson, a director of the Company. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of $33,256.40 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the $33,256.40 has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.

The CEO and director continues to make further advances to the Company increasing the balance in advances related party.

On August 3, 2010, the Company entered into an Indirect Primary Offering Agreement (“IPOA”) and a Registration Rights Agreement (“RRA”) with Crisnic Fund S.A. (“Crisnic”). Pursuant to the IPOA, the Company, in its sole discretion, has the right to sell to Crisnic and Crisnic has the obligation to purchase through advances to the Company, the Company’s common stock subject to the terms of the agreements and subject to a maximum aggregate purchase of Two Million Dollars ($2,000,000). Crisnic is not required to purchase the shares, unless the shares have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended. The Company is obligated to file with the Securities and Exchange Commission a registration statement on Form S-1 within thirty (30) days from the date of the RRA registering only the shares subject to registration under the IPOA and to use all commercially reasonable efforts to have such registration statement declared effective at the earliest possible date. The Company has agreed to pay Crisnic (i) due diligence expenses of $10,000.00; (ii) 1,750,000 shares of our common stock; and (iii) 1% of the amount of each advance made by Crisnic under the IPOA.

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) with Crisnic. Pursuant to the SPA, the Company sold 750,000 shares of the Company’s Common Stock to Crisnic for an aggregate purchase price of U.S.$30,000. The sale of these securities was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933 as Crisnic is an accredited investor as defined therein.

The foregoing description of the IPOA, RRA and SPA are qualified in their entirety by reference to the full text of the IPOA, the RRA and the SPA copies of each of which are attached to the Form 8-K filed by the Company on August 6, 2010 as Exhibits 10.1, 10.2 and 10.3, respectively, and each of which is incorporated herein in its entirety by reference.

Management has analyzed subsequent event as of the filing date and believes there are no further material events to report.

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

Among other matters, the Evaluation was to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether the Evaluators identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The Evaluators also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; they considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of April 30, 2010, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency. A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

ITEM 9B.   OTHER INFORMATION

None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Samuel Asculai, Ph.D.	68	President and Chief Executive Officer and Director(1)	Officer since August 30, 2008

Frode Botnevik	63	Director	August 30, 2008

Donald Nicholson	52	Director(1)	February 6, 2009

Christopher Hovey	66	Chief Operating Officer and Vice President of Sales Director	August 14, 2008

Brian Lukian	62	Chief Operating Officer and Treasurer	August 14, 2008

Zenas B. Noon	74	Director	August 30, 2008

(1)
On February 6, 2009, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed to the Board of Directors of the Company by written consent of the holder of in excess of 50% of the Company’s voting stock.

The following is a brief summary of the background of each director, director nominee and executive officer of our company:

Samuel Asculai, Ph.D. is our President and Chief Executive Officer and a director of the company. Dr. Asculai, the holder of a Masters degree and a Ph.D. in Microbiology from Rutgers University, has more than 40 years of experience in the life science industry. Dr. Asculai is the inventor on over 50 U.S. patents, including over 30 patents related to hyaluronic acid, the cornerstone of Enhance Skin Products Inc.’s product line. Over the course of his career, Dr. Asculai has contributed to the development of products that have achieved cumulative sales of close to two billion dollars including, Monistat, Delfen Cream for herpes virus infectons, Ganciclovir, Solaraze, and MACI.

Immediately prior to his current role, Dr. Asculai was the sole owner of a private company whose assets form the basis for Enhance Skin Products Inc.’s operations. For ten years, Dr. Asculai served as Chief Executive Officer of Hyal Pharmaceutical Corporation where he developed the technology underpinning the Visible Youth™ brand. There he also invented and developed Solaraze a topical treatment for actinic keratosis, a precancerous skin condition that is commonly referred to as sunspots.  Dr. Asculai also held senior positions with Verigen AG, a tissue engineering company; ens Bio-Logicals ; Monsanto Corporation, a multinational agricultural biotechnology company; and the Ortho Pharmaceutical Corporation division of Johnson & Johnson, a multinational pharmaceutical company.

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

Chris Hovey is the founder of a consulting company providing financial structuring and operational direction to financially constrained companies and to emerging “small cap” companies with an international focus. In 1995, Hovey and Company merged its activities with Management Equities, Inc., a similarly focused consulting company, and Mr. Hovey has been President of the combined entity since. The medical industry clients of Management Equities, Inc. have included among others: Metrex Research Corporation, Metrex Canada Limited, MMTL Ltd., of Jersey C.I., all manufacturers of branded high level disinfectants for hospital use; Medical Pathways Ltd., an Ontario web based provider of medical information; Arcamatrix Corporation, a web based software developer of a system to securely archive and transfer individual medical files; MDM International, Inc., a distributor of high level disinfectants; and Aesthetic Technologies, Inc., the developer of “Parisian Peel”, which is the industry leading brand for microdermabrasion. Mr. Hovey is also a co-founder of Medical Aesthetics International, an importer and distributor of aesthetic medical products. Mr. Hovey received an Honors B.A. from the University of Toronto and an M.B.A. with Distinction from Harvard Business School.

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

Audit Committee and Financial Expert

We do not have an audit committee. Our directors perform the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit our annual financial statements; reviewing the independent auditors independence, the financial statements and their audit reports; and reviewing management’s administration of the system of internal accounting controls. We do not, currently, have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of the status of our operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. During the fiscal year ending April 30, 2010, to the best of our knowledge, none of our directors, executive officers, or beneficial owners of 10% or more of our issued and outstanding common stock filed any such form late.

Code of Ethics

As we have not had the funds to engage the resources necessary and appropriate for us to determine and adopt an appropriate Code of Ethics, we have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; provided, however, we intend to a Code of Ethics as soon as we have those funds.

Corporate Governance

Director Independence

Frode Botnevik, Zenas B. Noon, and Donald Nicholson are independent directors.

Nominating Committee

We do not have a nominating committee or nominating committee charter. Our directors perform the functions associated with a nominating committee. We have decided to not have a nominating committee, considering the nature of our operations.

Director Nomination Procedures

Nominees for directors are identified and suggested by the members of our Board of Directors (the “Board”) or management. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does no intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to our affairs;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.	Whether the nominee, because of particular experience, technical expertise or specialized skills or contacts relevant to our current or future business, will add specific value as a Board member; and

4.	Whether there are any other factors related to the ability and willingness of a nominee to serve, or an existing Board member to continue his or her service.

The Board or management has not established any specific minimum qualifications that a candidate for director must satisfy to be recommended for Board membership. Rather, the Board or management evaluates the combination of skills and experience that a particular candidate offers, considers how that candidate satisfies the Board’s current expectations with respect to each such criterion and makes a determination regarding whether that candidate should be recommended to the stockholders for election as a director. During our fiscal year ended April 30, 2010, we received no recommendation for directors from our stockholders.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who hold at least 5% of our issued and outstanding voting securities. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board may do so by providing the candidate’s name and qualifications in writing to our Secretary at the following address 695 S. Colorado Blvd, suite 480, Denver Colorado 80246.

FAMILY RELATIONSHIPS

There are no family relationships between our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

(1)     No petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our officers or directors, or any partnership in which any such officer or director was a general partner at or within two years before the time of such filing, or any corporation or business association of which any such officer or director was an executive officer at or within two years before the time of such filing;

(2)     None of our officers or directors has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)     None of our officers or directors has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining any such officer or director from, or otherwise limiting, the following activities:

(i)      Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)     Engaging in any type of business practice; or

(iii)    Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)     None of our officers or directors has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of any such officer or director to engage in any activity described in paragraph (f) (3) (i) of Item 401(f) of Regulation S-K, or to be associated with persons engaged in any such activity;

(5)     None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

(6)     None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)     None of our officers or directors has been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)      Any federal or state securities or commodities law or regulation; or

(ii)     Any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)    Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)     None of our officers or directors has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3 (a) (26) of the Exchange Act (15 U.S.C. 78c (a) (26)), any registered entity (as defined in Section 1 (a) (29) of the Commodity Exchange Act (7 U.S.C. 1 (a) (29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CONFLICT OF INTEREST

None of our officers or directors is subject to a conflict of interest.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Registrant for services rendered for the past two completed fiscal years to the principal executive officer and to the company’s most highly compensated executive officers other than the principal executive officer (the “named executive officers”) whose cash compensation exceeded $100,000 during 2008:

Summary Compensation Table

Name and Principal position	Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)

Dr Samuel S. Asculai CEO (1)	2010	150,000	-	-	150,250
	2009	106,250	-	-	106,250
Christopher Hovey COO VP Sales (1)	2010	150,000	-	-	150,250
	2009	106,250	-	-	106,250
Brian Lukian (2)	2010	72,000	-	-	51,000
	2009	51,000	-	-	51,000
(1)	Actual cash paid was $50,000 and $100,000 is included in accounts payable to related party.
(2)	Actual cash paid was $50,000 and $12,000 is included in accounts payable to related party.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2010, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

DIRECTOR COMPENSATION

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended April 30, 20010.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 10, 2010, certain information regarding the Company’s outstanding shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Class
Biostrategies Consulting Group Inc (2)	17,508,334	35.5%
Samuel Asculai, Ph.D. (2)	18,333,334	1.7%
Frode Botnevik	0	*
Donald Nicholson (4)	2,450,000	*
Chris Hovey	0	*
Dr. Zenas B. Noon	0	*
Brian Lukian	0	*
Directors and executive officers as a group (6 persons)	18,333,334	37.2%
Drasko Puseljic	9,166,666	18.6%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	The address for Biostrategies Consulting Group Inc., an Ontario corporation is 1 First Canadian Place, 100 King Street West, 37th floor, Toronto, Ontario, Canada. Dr. Asculai, who is a director of the Company, is the sole owner of the Biostrategies Consulting Group Inc.
(3)	Common Stock Beneficially Owned by Samuel Asculai includes the 17,508,334 shares of Common Stock owned by Biostrategies Consulting Group Inc. reported in this table and the 2,450,000 shares of Common Stock reported by Donald Nicholson in this table.
(4)	Ownership represents the option to acquire 2,450,000 shares of Common Stock of the Company from Biostrategies Consulting Group Inc.

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

	Financial Year Ended
	2010	2009
Audit fees	$23,040	$35,934
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,040	$35,934

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August, 2010.

ENHANCE SKIN PRODUCTS INC.

Date: August 10, 2010	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August, 2010.

ENHANCE SKIN PRODUCTS INC.

Date: August 10, 2010	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer