Form 10-Q
period 2010-07-31
Enhance Skin Products Inc
filed 2010-09-14
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended July 31, 2010

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

Number of shares outstanding of the registrant's class of common stock as of July 31, 2010: 49,250,000

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS

	(unaudited)
	July 31	April 30
	2010	2010

ASSETS
Current
Cash	$1,582	$2,883
Sales tax receivable	1,299	580
Prepaids & deposits	833	2,866
Inventory	78,244	78,792

Total current assets	81,958	85,121

Other assets
Intangible assets net of amortization of $12,678 and $10,143 respectively	85,048	87,583

Total other assets	85,048	87,583

Total assets	$167,006	$172,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$40,855	$126,252
Accounts payable to related party	482,720	217,172
Advances related party	89,344	69,013

Total current liabilities	612,919	412,437

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares par value $0.001
Issued and outstanding 49,250,000 as of
July 31, 2010 and April 30, 2010, respectively	49,250	49,250
Additional paid-in capital	1,337,055	1,337,055
Accumulated other comprehensive income	7,539	6,164
Deficit	(1,839,757)	(1,632,202)

Total stockholders' equity (deficit)	(445,913)	(239,733)

Total liabilities and stockholders' equity	$167,006	$172,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months ending July 31, 2010 and July 31, 2009

(Unaudited)

	July 31	July 31
	2010	2009

Revenue	$335	$-

Cost of goods sold	43	-

Gross profit	292	-

EXPENSES
Operating expenses
General & administrative	146,328	128,569
Professional fees	23,242	3,784
Development	-
Marketing	3,740	50,204

	173,310	182,557

Net loss before other items	(173,018)	(182,557)

Other items
Legal settlement expense	34,537
Interest income	-	(282)

Net loss before income taxes	(207,555)	(182,275)

Provision for income taxes	-	-

Net loss	$(207,555)	$(182,275)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average number of common shares outstanding	49,250,000	49,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ending July 31, 2010 and the year ending April 30, 2010
(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive		Stockholders
	Shares	Amount	Capital	income	Deficit	Equity

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Translation adjustment				(4,133)		(4,133)
Net loss for the period					(739,174)	(739,174)

Balance April 30, 2010	49,250,000	$49,250	$1,337,055	$6,164	$(1,632,202)	$(239,733)

Translation adjustment				1,375		1,375
Net loss for the period					(207,555)	(207,555)

Balance July 31, 2010	49,250,000	$49,250	$1,337,055	$7,539	$(1,839,757)	$(445,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the three months ending July 31, 2010 and July 31, 2009

(Unaudited)

	July 31	July 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(207,555)	$(182,275)
Amortization of intangible assets	2,535	-
Changes in operating assets and liabilities:
Sales tax recoverable	(719)	(4,940)
Prepaids & deposits	2,033	11,721
Inventory	548	(36,196)
Accounts payable and accrued liabilities	(85,397)	1,865
Accounts payable to related party	265,548	25

Cash flows from operating activities	(23,007)	(209,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	-	(6,091)
Trademarks	-	-

Cash flows from investing activities	0	(6,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	-	-
Proceeds from related party advances	20,331	-
Increase in additional paid in Capital	-	-
Net liabilities acquired from Zeezoo	-	-
Payment of loans	-	-

Cash flows from financing activities	20,331	-

NET INCREASE (DECREASE) IN CASH	(2,676)	(215,891)
Effect of foreign currency translation adjustments	1,375	1,853

Cash, beginning of the period	2,883	361,606

Cash, end of the period	$1,582	$147,568

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $15,965 and $284 at July 31,
2010 and July 31, 2009 respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2010
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2010 and 2009, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 and 2009 audited financial statements.  The results of operations for the period ended July 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The Company's interim condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has net losses for the three months ended July 31, 2010 of $207,555, and a working capital deficit of $530,961. The Company has relied on advances from the CEO director and major shareholder for vital operating expenditures.

The ability of the Company to become a profitable entity is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations.  In response to these problems, management has planned the following actions:

▪	Management is presently seeking financing to fund its direct to consumer sales campaign. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company.  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement

Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of $33,537 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.

NOTE 5.   INVENTORY

The Company manufactured the complete product line of six SKU’s in the second quarter of 2010.  This was the first time the Company manufactured the current product line.  No further manufacturing has been required since this time.

Inventory consists of:

	July 31	April 30
	2010	2010
Finished Goods	$34,446	$34,994
Raw materials	43,798	43,798
	$78,244	$78,792

NOTE 6.   SUBSEQUENT EVENTS

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the three months ended July 31, 2010.

	Fiscal Three Months ended July 31,
	2009	2010	$ Change	% Change

Total Sales	$-	$335	$335	100%
Cost of goods sold	-	43	43	100%
Gross profit	-	292	292	100%
Operating expenses	182,557	173,310	(9,247)	-5.1%
Net loss befor other items	(182,557)	(173,018)	9,539	5.2%
Other items
Legal settlement expense	-	34,537	34,537	100%
Interest income	(282)	-	(282)	-100.0%
Net loss	$(182,275)	$(207,555)	$(25,280)	-13.9%

Net loss per share	$-	$-	$0.00	0.0%

Total assets	$172,704	$167,006	$(5,698)	-3.3%
Working capital	$229,780	$(530,961)	$(760,741)	-331.1%

Sales

During three months ended July 31, 2010 the Company recorded $335 of sales.  The gross profit on these sales was $292 or 87.2%.  Included in sales are the freight charges to the customer to ship the product.  The Company did not record any sales in the three months ended July 31, 2009.  The sales to date have been disappointing therefore the Company is planning to launch a direct to consumer sales campaign in the 3rd quarter.

Cost of goods sold

The cost of the sales for the three months ended July 31, 2010 were $43.  Included in the cost of goods sold are direct manufacturing costs, including materials and packaging.  Also, included in cost of goods sold are the direct costs to package and ship the product.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General and administrative

General & administrative expenses for the three months ended July 31, 2010 were $146,328 or $17,759 more than the $128,569 recorded in the same period ended July 31, 2009.  This increase of 14% is mainly attributed to the increase in remuneration awarded to the Companies contract consultant.  Of the $146,328 of general and administrative expenses incurred in the three months ended July 31, 2010, remuneration contributed to 92.1% or $134,817, corporate 2.1% or $3,030, rent was 2.9% or $4,277, office was 1.8% or 2,660, the balance of  $1,544 or 1.1% was made up of bank charges, foreign exchange, insurance and travel.

Professional fees

Professional fees for the three months ended July 31, 2010 were $23,242 or $19,458 more than the $3,784 recorded in the same period ended July 31, 2009.  The three months expense of $3,784 for the three months ended July 31 2009 is not indicative of the annual fees as most of the professional fees were incurred in subsequent quarters.  There were no auditor fees expensed the quarter ended July 31, 2009 whereas there were $11,397 included in the quarter ended July 31, 2010.  Other professional fees included the present quarter were legal of $8,903 and other professional of $2,942.

Marketing

Marketing expenses for the three months ended July 31, 2010 were $3,740 or $46,464 less than the $50,204 recorded in the three months ended July 31, 2009.  The principal reason for this decrease is the fact the company does not have cash available to spend on marketing activities.  The largest change in comparison to the quarter ended July 31, 2009 is in website development.  The Company had incurred $34,520 of website development expenses in the quarter ended July 31, 2009 whereas nil expenses were incurred in the present quarter.  The website development was completed in the last fiscal year therefore no further expenses were incurred in the present quarter.  The Company is expecting to incur more website development costs later this year in preparing for the direct to consumer sales campaign.

Included in marketing expenses for the three months ended July 31, 2010 were $2,535 for amortization of the intellectual property, $518 for advertising, $431 warehousing finished goods inventory and $256 for travel.

Other Items

Interest income.

In the three months ended July 31, 2010 the Company earned nil for interest income whereas in the comparative quarter ended July 31, 2009 the Company did have a modest amount of surplus cash and therefore earned $282.

Legal settlement expense.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company.  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of $34,537 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the $34,537 has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.

Liquidity and Capital Resources

At July 31, 2010, the Company had a working capital deficit of $530,961, as compared to working capital of $229,780 at July 31, 2009.  The decrease of $760,741 is attributed to the operating losses incurred during the period from July 31, 2009 to July 31, 2010.

The CEO and director continues to make further advances to the Company increasing the balance in advances related party.  These funds are being used to finance current essential operating expenses.

Financing

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

Changes in Internal Control Over Financial Reporting

In our Management’s Report on Internal Control Over Financial Reporting included in the Company’s Form 10-K for the year ended April 30, 2010, management concluded that our internal control over financial reporting was effective as of April 30, 2010.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 13th day of September, 2010.

ENHANCE SKIN PRODUCTS INC.

Date: September 13, 2010	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 13th day of September, 2010.

ENHANCE SKIN PRODUCTS INC.

Date: September 13, 2010	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer