Form 10-Q
period 2010-10-31
Enhance Skin Products Inc
filed 2010-12-15
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended October 31, 2010

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

Number of shares outstanding of the registrant's class of common stock as of December 14, 2010: 51,750,000

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

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS
Unaudited

	(unaudited)
	October 31	April 30
	2010	2010

ASSETS
Current
Cash	$3,664	$2,883
Accounts receivable	1,798	-
Sales tax receivable	2,189	580
Prepaids & deposits	583	2,866
Inventory	76,080	78,792

Total current assets	84,314	85,121

Other assets
Intangible assets net of amortization of $15,213 and $10,143 respectively	82,513	87,583

Total other assets	82,513	87,583

Total assets	$166,827	$172,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$51,064	$126,252
Accounts payable to related party	611,440	217,172
Advances related party	90,623	69,013

Total current liabilities	753,127	412,437

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares par value $0.001
Issued and outstanding 51,750,000 and 49,250,000 as of
October 31, 2010 and April 30, 2010, respectively	51,750	49,250
Additional paid-in capital	1,469,555	1,337,055
Accumulated other comprehensive income	3,722	6,164
Deficit	(2,111,327)	(1,632,202)

Total stockholders' equity (deficit)	(586,300)	(239,733)

Total liabilities and stockholders' equity	$166,827	$172,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and six months ended October 31, 2010, and October 31, 2009
(Unaudited)

	Three Months		Six Months
	ended		ended
	October 31		October 31
	2010	2009	2010	2009

Revenue	$4,019	$811	$4,354	$811

Cost of goods sold	1,708	155	1,751	155

Gross profit	2,311	656	2,603	656

EXPENSES
Operating expenses
General & administrative	143,425	126,213	289,753	254,782
Professional fees	126,622	41,980	149,864	45,764
Marketing	3,834	28,162	7,574	78,366

	273,881	196,355	447,191	378,912

Net loss before other items	(271,570)	(195,699)	(444,588)	(378,256)

Other items
Legal settlement expense	-	-	34,537
Interest income	-	(59)	-	(341)

Net loss before income taxes	(271,570)	(195,640)	(479,125)	(377,915)

Provision for income taxes	-	-	-	-

Net loss	$(271,570)	$(195,640)	$(479,125)	$(377,915)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	51,695,652	49,250,000	50,472,826	49,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended October 31, 2010 and the year ended April 30, 2010
(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive		Stockholders
	Shares	Amount	Capital	income	Deficit	Equity (Deficit)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Translation adjustment				(4,133)		(4,133)
Net loss for the period					(739,174)	(739,174)

Balance April 30, 2010	49,250,000	49,250	1,337,055	6,164	(1,632,202)	(239,733)

Common stock sold at $0.04 per share for cash	750,000	750	29,250			30,000
Common stock issued with indirect primary offering agreement for services	1,750,000	1,750	103,250			105,000
Translation adjustment				(2,442)		(2,442)
Net loss for the period					(479,125)	(479,125)

Balance October 31, 2010	51,750,000	$51,750	$1,469,555	$3,722	$(2,111,327)	$(586,300)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2010, and October 31, 2009
(Unaudited)

	Six Months
	ended
	October 31
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(479,125)	$(377,915)
Amortization of intangible assets	5,070	-
Stock issued for services	105,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,798)	(140)
Sales tax recoverable	(1,609)	5,622
Prepaids & deposits	2,283	17,184
Inventory	2,712	(36,111)
Accounts payable and accrued liabilities	(75,188)	18,561
Accounts payable to related party	394,268	50,350

Cash flows from operating activities	(48,387)	(322,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	-	(7,500)
Trademarks	-	(938)

Cash flows from investing activities	-	(8,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	30,000	-
Proceeds from related party advances	21,610	-

Cash flows from financing activities	51,610	-

NET INCREASE (DECREASE) IN CASH	3,223	(330,887)
Effect of foreign currency translation adjustments	(2,442)	3,934

Cash, beginning of the period	2,883	361,606

Cash, end of the period	$3,664	$34,653

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $17,244 and $601 at October 31,
2010 and October 31, 2009 respectively.
The Company issued stock for services (non-cash activity) in the quarter ended October 31, 2010 in the amount of $105,000, which is reflected as a part of the Operating Activities of the Company above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2010
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at October 31, 2010 and 2009, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 and 2009 audited financial statements.  The results of operations for the period ended October 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The Company's interim condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has net losses for the six months ended October 31, 2010 of $479,125 and a working capital deficit of $668,813. The Company has relied on advances from the CEO director and major shareholder for vital operating expenditures.

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

Accounts Payable to Related Party

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company.  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of $33,537 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  At October 31, 2010 the Company has raised $30,000 of funds from the issuance of Common Stock, 5% of this or $1,500 has been paid to satisfy this obligation.

As of October 31, 2010 and April 30, 2010, the Company owes $578,387 and $217,172, respectively in unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and business development contract consultant. These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Advances - Related Party

As of October 31, 2010 and April 30, 2010, the Company owes $90,623 and $69,013, respectively in advances to its CEO and Director. The advances are due on demand, do not bear interest and have no specific terms or repayment.

NOTE 5.   INVENTORY

The Company manufactured the complete product line of six SKU’s in the quarter ended October 31, 2009.  This was the first time the Company manufactured the current product line.  No further manufacturing has been required since this time.

Inventory consists of:

	October 31	April 30
	2010	2010
Finished Goods	$32,282	$34,994
Raw materials	43,798	43,798
	$76,080	$78,792

NOTE 6.   FINANCING

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

NOTE 7.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the six months ended October 31, 2010.

	3 Months ended		6 months ended
	October 31		October 31
	2010	2009	2010	2009
Total Sales	$4,019	$811	$4,354	811
Cost of goods sold	1,708	155	1,751	155
Gross profit	2,311	656	2,603	656
Operating expenses	273,881	196,355	447,191	378,912
Net loss befor other items	(271,570)	(195,699)	(444,588)	(378,256)
Other items
Legal settlement expense	-	-	34,537	-
Interest income	-	(59)	-	(341)
Net loss	$(271,570)	$(195,640)	$(479,125)	(377,915)

Net loss per share	$(0.01)	$(0.00)	$(0.01)	(0.01)

			October 31	April 30
			2010	2010
Total assets			$166,827	$172,704
Working capital			$(668,813)	$(327,316)

Sales

Sales for the six months ended October 31, 2010 were $4,354 an increase of $3,543 from the October 31, 2009 sales of $811. The increase was due to a large sale to a potential distributor in Ontario for $1,721 and another sale of $1,798 to a potential distributor in China.  Included in sales are the freight charges to the customer to ship the product.

During three months ended October 31, 2010 the Company recorded $4,019 of sales, an increase of $3,208 or 396% from the three months ending October 31, 2009.  The increase was due to the two aforementioned sales above.

Cost of goods sold

The cost of goods sold for the six months ended October 31, 2010 was $1,751 resulting in a gross profit percent for the six months of 60%, compared to the October 31, 2009 cost of sales of $155 and a gross profit percent of 81%.  The decrease in gross profit percentage was due to the fact the two sales above to potential distributors were done at a reduced rate in order to help these distributors establish market penetration.

The cost of the sales for the three months ended October 31, 2010 were $1,708 resulting in a gross profit percent of 58% compared to the three months ended October 31, 2009 cost of sales of $155 and gross profit percent of 81%.  The explanation for the decrease in gross profit percent for the three months ended October 31, 2010 is the same two sales explained above in the year to date sales.  Also, included in cost of goods sold are the direct costs to package and ship the product.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General and administrative

Year to date general and administrative expenses for the six months ending October 31, 2010 were $289,753 which represents an increase of $34,971 or 13.7% over year to date ended October 31, 2009. Of the $143,425 of general and administrative expenses incurred in the three months ended October 31, 2010, remuneration contributed to 92.3% or $132,347, corporate 2.4% or $3,445, rent was 3.3% or $4,666, office was 1.0% or 1,466, the balance of  1.0% or $1,501 was made up of bank charges, foreign exchange, insurance and travel. Of the $289,753 of the general and administrative expenses incurred year to date ending October 31, 2010, remuneration contributed to 92.2% or $267,164, corporate 2.2% or $6,475, rent was 3.1% or $8,943, office was 1.4% or $4,126, and the balance of 1.1% or $3,045 was made up of bank charges, foreign exchange and corporate.

General & administrative expenses for the three months ended October 31, 2010 were $143,425, an increase of $17,212 more than the $126,213 recorded in the same period ended October 31, 2009.  This increase of 13.6% is mainly attributed to the increase in remuneration awarded to the Companies contract consultant.

Professional fees

Professional fees for the three months ended October 31, 2010 were $126,622 or $84,642 more than the $41,980 recorded in the same period ended October 31, 2009.  The increase is largely due from the closure of a financing deal on August 3, 2010 with the Crisnic fund, which included a fee for a due diligence on the Crisnic fund. The fee was $10,000 plus 1,750,000 common shares. On August 3rd the company stock was trading at $0.06 cents per share and the company recorded $105,000 expense to professional fees. In addition, there was a decrease in legal fees of $12,213 or 52% and a decrease of $12,540 or 78% in audit fees from the same period ending October 31, 2009.

Professional fees for the six months ended October 31, 2010 were $149,864 as compared to $45,764 for the six months ending October 31, 2009.

Marketing

Marketing expenses for the three months ended October 31, 2010 were $3,834 or $24,328 less than the $28,162 recorded in the three months ended October 31, 2009.  The principal reason for this decrease is the fact the company does not have cash available for marketing expenditures.  The largest change in comparison to the quarter ended October 31, 2009 is in website development.  The Company had incurred website development expenses of $13,942 in the quarter ended October 31, 2009 whereas nil expenses were incurred in the present quarter. Other expenses included in the three months ended October 31, 2010 were $2,535 for amortization of intellectual property, $831 for advertising, $432 to warehouse finished goods inventory and $36 for travel.

Marketing expenses incurred in the six months ending October 31, 2010 were $7,574 or $70,792 less than the $78,366 recorded in the same six month period ended October 31, 2009. This is due to the large website development costs that were completed in the last fiscal year and recorded of $48,462 as compared to none for the current six month period. In addition , travel expenses decreased by $49,710 form $10,002 to $292, trade show expenses decreased by $11,748 from $11,748 to zero and advertising decreased by $6,533 from $7,882 to $1,349 due to the availability of limited funds for these purposes.

Other Items

Interest income.

In the three and six month periods ended October 31, 2010 the company had no surplus funds and thus did not earn any interest income. In the three and six month periods ended October 31, 2009 the company had a small amount of surplus funds and earned $59 and $341 of interest income respectively.

Legal settlement expense.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company.  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of $34,537 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the $34,537 has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Therefore, for the six month period ended October 31, 2010 the company recorded the amount of $34,537 as compared to nil for the corresponding period ending October 31, 2009.

Liquidity and Capital Resources

At October 31, 2010, the Company had a working capital deficit of $668,813, as compared to working capital of $33,874 at October 31, 2009.  The decrease of $702,687 is attributed to the operating losses incurred during the period from October 31, 2009 to October 31, 2010.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 14th day of  December, 2010.

ENHANCE SKIN PRODUCTS INC.

Date: December 14, 2010	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 14th day of  December, 2010.

ENHANCE SKIN PRODUCTS INC.

Date: December 14, 2010	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer