Form 10-Q
period 2011-01-31
Enhance Skin Products Inc
filed 2011-03-18
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended January 31, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _____________

Commission File Number 000-52755

ENHANCE SKIN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1724410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

695 South Colorado Boulevard, Suite 400, Denver, Colorado 80246
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    416-644-8318

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     Yes ☐     No ☐  (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “Accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of shares outstanding of the registrant's class of common stock as of March 17, 2011: 53,250,000

ENHANCE SKIN PRODUCTS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED BALANCE SHEETS
Unaudited

	(unaudited)
	January 31	April 30
	2011	2010

ASSETS
Current
Cash	$8,484	$2,883
Sales tax receivable	-	580
Prepaids & deposits	333	2,866
Inventory	75,619	78,792

Total current assets	84,436	85,121

Other assets
Sales tax receivable	3,020	-
Intangible assets net of amortization of $17,748 and $10,143 respectively	79,978	87,583

Total other assets	82,998	87,583

Total assets	$167,434	$172,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$49,185	$126,252
Accounts payable to related party	797,213	217,172
Advances related party	90,623	69,013

Total current liabilities	937,021	412,437

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares par value $0.001
Issued and outstanding 53,250,000 and 49,250,000 as of
January 31, 2011 and April 30, 2010, respectively	53,250	49,250
Additional paid-in capital	1,498,055	1,337,055
Accumulated other comprehensive income	(1,835)	6,164
Deficit	(2,319,057)	(1,632,202)

Total stockholders' equity (deficit)	(769,587)	(239,733)

Total liabilities and stockholders' equity	$167,434	$172,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three months and nine months ended January 31, 2011, and January 31, 2010
(Unaudited)

	Three Months		Nine Months
	ended		ended
	January 31		January 31
	2011	2010	2011	2010

Revenue	$925	$340	$5,279	$1,151

Cost of goods sold	647	37	2,398	192

Gross profit	278	303	2,881	959

EXPENSES
Operating expenses
General & administrative	154,865	155,164	483,618	409,946
Professional fees	7,257	13,396	157,121	59,160
Marketing	6,886	20,408	14,460	98,774

	169,008	188,968	655,199	567,880

Net loss before other items	(168,730)	(188,665)	(652,318)	(566,921)

Other items
Legal settlement expense	-	-	34,537
Interest income	-	(3)	-	(344)

Net loss before income taxes	(168,730)	(188,662)	(686,855)	(566,577)

Provision for income taxes	-	-	-	-

Net loss	$(168,730)	$(188,662)	$(686,855)	$(566,577)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	53,201,087	49,250,000	51,382,246	49,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended January 31, 2011 and the year ended April 30, 2010
(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive		Stockholders
	Shares	Amount	Capital	income	Deficit	Equity (Deficit)

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Translation adjustment				(4,133)		(4,133)
Net loss for the period					(739,174)	(739,174)

Balance April 30, 2010	49,250,000	49,250	1,337,055	6,164	(1,632,202)	(239,733)

Common stock sold at $0.04 per share for cash	750,000	750	29,250			30,000
Common stock issued with indirect
primary offering agreement for services	1,750,000	1,750	103,250			105,000
Common stock sold at $0.02 per share for cash	1,500,000	1,500	28,500			30,000
Translation adjustment				(7,999)		(7,999)
Net loss for the period					(686,855)	(686,855)

Balance January 31, 2011	53,250,000	$53,250	$1,498,055	$(1,835)	$(2,319,057)	$(769,587)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2011, and January 31, 2010
(Unaudited)

	Nine Months
	ended
	January 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(686,855)	$(566,577)
Amortization of intangible assets	7,605	-
Stock issued for services	105,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(140)
Sales tax recoverable	(2,440)	7,478
Prepaids & deposits	2,533	18,107
Inventory	3,173	(35,640)
Accounts payable and accrued liabilities	(77,067)	68,222
Accounts payable to related party	580,041	139,101

Cash flows from operating activities	(68,010)	(369,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	-	(9,507)
Trademarks	-	(938)

Cash flows from investing activities	-	(10,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	60,000	-
Proceeds from related party advances	21,610	18,704

Cash flows from financing activities	81,610	18,704

NET INCREASE (DECREASE) IN CASH	13,600	(361,190)
Effect of foreign currency translation adjustments	(7,999)	4,507

Cash, beginning of the period	2,883	361,606

Cash, end of the period	$8,484	$4,923

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $17,244 and $601 at January 31,
2011 and January 31, 2010 respectively.
The Company issued stock for services (non-cash activity) in the quarter ended January 31, 2011 in the amount of $105,000, which is reflected as a part of the Operating Activities of the Company above.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
formerly Zeezoo Software Corp.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2011
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at January 31, 2011 and 2010, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2010 and 2009 audited financial statements.  The results of operations for the periods ended January 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The Company's interim condensed consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown, and these financial statements do not give effect to adjustments that would be necessary to the carrying value and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company has net losses for the nine months ended January 31, 2011 of $686,855 and a working capital deficit of $852,585. The Company has relied on advances from its CEO, director and major shareholder, as well as the sale of common stock for vital operating expenditures.

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

Accounts Payable to Related Party

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”). The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the

Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of $33,537 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. At January 31, 2011 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been has been paid to satisfy this obligation; however, only $1,500 has been paid at January 31, 2011. As of January 31, 2011 the balance owed to Mercuriali is $33,053.

As of January 31, 2011 and April 30, 2010, the Company owed $797,213 and $217,172, respectively, in unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and business development contract consultant. These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

On December 20, 2010 we entered into an employment agreement with Brian Lukian., our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000.

In January the board authorized and directed to execute and deliver unsecured convertible debentures in the amount owing for unpaid wages or consulting fees to the related party management of the Company with such debenture having the following terms: a conversion price equal to $0.033 such price representing a 10% premium over the trading price of the Company’s common stock of $0.03 on the day of the board authorization, interest at the current prime rate offered by the Company’s bank, and other customary terms.  At the filing date of this 10Q the trading price of the Company’s common stock was $0.02 and none of the related party management had executed this document.  Should all parties execute the offer from the board and subsequently convert their debenture to equity the result would be an additional 22,978,685 shares of the Company’s common stock being issued.

Advances - Related Party

As of January 31, 2011 and April 30, 2010, the Company owes $90,623 and $69,013, respectively in advances to its CEO and Director. The advances are due on demand, do not bear interest and have no specific terms or repayment.

NOTE 5.   INVENTORY

The Company manufactured the complete product line of six SKUs in the quarter ended October 31, 2009.  This was the first time the Company manufactured the current product line.  No further manufacturing has been required since this time.

Inventory consists of:

	January 31	April 30
	2011	2010
Finished Goods	$31,821	$34,994
Raw materials	43,798	43,798
	$75,619	$78,792

NOTE 6.   FINANCING

On August 3, 2010, the Company entered into an Indirect Primary Offering Agreement (“IPOA”) and a Registration Rights Agreement (“RRA”) with Crisnic Fund S.A. (“Crisnic”).  Pursuant to the IPOA, the Company, in its sole discretion, has the right to sell to Crisnic and Crisnic has the obligation to purchase, through advances to the Company, shares of the Company’s common stock subject to the terms of those agreements and subject to a maximum aggregate purchase of Two Million Dollars ($2,000,000). Crisnic is not required to purchase those shares, unless those shares have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended.  The Company is obligated to file with the Securities and Exchange Commission a registration statement on Form S-1 within thirty (30) days from the date of the RRA registering only the shares subject to registration under the IPOA and to use all commercially reasonable efforts to have such registration statement declared effective at the earliest possible date.  The Company has agreed to pay Crisnic (i) due diligence expenses of $10,000.00; (ii) 1,750,000 shares of its common stock; and (iii) 1% of the amount of each advance made by Crisnic under the IPOA.

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“First SPA”) with Crisnic.  Pursuant to the First SPA, the Company sold 750,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S.$30,000.  The sale of those shares was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933 as Crisnic is an accredited investor, as defined therein.

On November 4, 2010, the Company entered into a Stock Purchase Agreement (“Second SPA”) with Crisnic.  Pursuant to the Second SPA, the Company sold 1,500,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S.$30,000.  The sale of those shares was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933 as Crisnic is an accredited investor as defined therein.

The foregoing description of the IPOA, RRA and First SPA are qualified in their entirety by reference to the full text of the IPOA, the RRA and the SPAs, copies of each of which are attached to the Form 8-K filed by the Company on August 6, 2010, as Exhibits 10.1, 10.2 and 10.3, respectively, and each of which is incorporated herein in its entirety by reference.

NOTE 7.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” that involve risk and uncertainties. The Company uses forward-looking statements that you can identify by words or terminology such as “may”, “should”, “could”, “predict”, “potential”, “continue”, “expect”, “anticipate”, “future”, “intend”, “plan”, “believe”, “estimate”, and similar expressions (or the negative of these expressions). This quarterly report includes statements that are “forward-looking statements,” including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. All statements regarding our financial position, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, and pricing factors, are forward-looking statements. Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors could cause actual results to differ materially from our expectations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this quarterly report. Readers should carefully review this report in its entirety, including, but not limited to, our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the nine months ended January 31, 2011.

	3 Months ended		9 months ended
	January 31		January 31
	2011	2010	2011	2010
Total Sales	$925	$340	$5,279	1,151
Cost of goods sold	647	37	2,398	192
Gross profit	278	303	2,881	959
Operating expenses	169,008	188,968	655,199	567,880
Net loss befor other items	(168,730)	(188,665)	(652,318)	(566,921)
Other items
Legal settlement expense	-	-	34,537	-
Interest income	-	(3)	-	(344)
Net loss	$(168,730)	$(188,662)	$(686,855)	(566,577)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	(0.01)

			January 31	April 30
			2011	2010
Total assets			$167,434	$172,704
Working capital			$(852,585)	$(327,316)

Sales

Sales for the nine months ended January 31, 2011 were $5,279 an increase of $4,128 from the January 31, 2010 sales of $1,151. The increase was due to a large sale to a potential distributor in Ontario for $1,721 and another sale of $1,798 to a potential distributor in China in the second quarter and another $777 in the third quarter.  Included in sales are the freight charges to the customer to ship the product.

During three months ended January 31, 2011 the Company recorded $925 of sales, an increase of $585 or 172% from the three months ending January 31, 2010.   Included in this quarter was a sale to a large potential customer of $777.

Cost of goods sold

The cost of goods sold for the nine months ended January 31, 2011 was $2,398 resulting in a gross profit percent for the nine months of 55%, compared to the January 31, 2010 cost of sales of $192 and a gross profit percent of 83%.  The decrease in gross profit percentage was due to the fact the three relatively large sales above to potential distributors were done at a reduced rate in order to help these distributors establish market penetration.

The cost of the sales for the three months ended January 31, 2011 were $647 resulting in a gross profit percent of 30% compared to the three months ended October 31, 2010 cost of sales of $37 and gross profit percent of 89%.  The explanation for the decrease in gross profit percent for the three months ended January 31, 2010 is the result of the relatively large sale to a potential distributor.  This sale had been done at a reduced rate in order to help these distributors establish market penetration.  Also, included in cost of goods sold are the direct costs to package and ship the product.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General and administrative

Year to date general and administrative expenses for the nine months ending January 31, 2011 were $483,618, which represents an increase of $73,672 or 18% over year to date ended January 31, 2010.  Of the $483,618 of general and administrative expenses incurred in the nine months ended January 31, 2011, salaries contributed to 95.2% or $460,164, rent was 2.8% or $13,392, corporate was 1.6% or 7,933, office was 1.1% or 5,456, there was a foreign exchange gain of $7,453 and the balance of  $4,126 or 0.9% was made up of bank charges, insurance and travel.

General & administrative expenses for the three months ended January 31, 2011 were $154,865, a decrease of $299 over the $155,164 recorded in the same period ended January 31, 2010.

Professional fees

Professional fees for the nine months ended January 31, 2011 were $157,121 or $97,961 more than the $59,160 recorded in the same period ended January 31, 2010.  The increase is largely due from the closure of a financing deal on August 3, 2010 with the Crisnic fund, which included a fee for a due diligence on the Crisnic fund.  The fee expensed in this period was $5,000 plus 1,750,000 shares of our common stock. On August 3, 2010, the Company’s common stock was trading at $0.06 cents per share and the Company recorded $105,000 expense to professional fees.  Other professional fees in those nine months were legal fees $21,321 and fees to the Company’s auditor of $17,897, and fees to other consultants were $7,903.

Professional fees for the three months ended January 31, 2011 were $7,257 or $6,139 less than the $13,396 recorded in the same quarter ended January 31, 2010.  In the three months ended January 31, 2011 audit fees were $3,000, Other consulting fees were $2,938 and legal fees were $1,319.  The decrease in professional fees for the quarter was due to a decrease in legal fees of $6,153.

Marketing

Marketing expenses for the nine months ended January 31, 2011 were $14,460 or $84,314 less than the $98,774 recorded in the nine months ended January 31, 2010.  In the nine months ended January 31, 2011 the Company has not had sufficient cash to incur marketing expenses, thus the decrease in marketing expenses from the nine months ended January 31, 2010.  Included in the marketing expenses of $14,460 in the nine months ended January 31, 2011 were web site development costs of $3,750 incurred for the direct to consumer marketing initiative.  Other expenses were amortization of the Company’s patent and trademark of $7,605 as well as cost of product samples and product warehouse costs of $1,430 and $1,383 respectively.

Marketing expenses for the three months ended January 31, 2011 were $6,886 or $16,057 less than the $20,408 recorded in the three months ended January 31, 2010.  The decrease in the current quarter is a result of decreased cash available, as well as a one time $10,000 expense paid in the quarter ended January 31, 2010 to a marketing consultant regarding the direct to consumer sales campaign.  Included in the current quarter’s expenses were $3,750 for adapting the web site for the direct to consumer sales campaign, $2,535 for amortization of the Company’s patent and trademark, as well as cost of product samples and product warehouse costs of $81 and $520, respectively.

Other Items

Interest income.

In the three and nine month periods ended January 31, 2011 the Company had no surplus funds and, thus, did not earn any interest income. In the three and nine month periods ended January 31, 2010 the Company had a small amount of surplus funds and earned $3 and $343 of interest income, respectively.

Legal settlement expense.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”). The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of $34,537 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the $34,537 has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Therefore, for the nine month period ended January 31, 2011 the Company recorded the amount of $34,537, as compared to nil for the corresponding period ending January 31, 2010.

Liquidity and Capital Resources

At January 31, 2011, the Company had a working capital deficit of $849,565, as compared to a working capital deficit of $327,316 at April 30, 2010.  The increase in working capital deficit of $522,249 is attributed to the operating losses incurred during this period of $686,855 adjusted for the $60,000 of equity financing raised and the $105,000 of financing expenses paid for with the Company’s common stock..

The Company’s CEO and director continues to make further advances to the Company, increasing the balance in advances related party.  These funds are being used to finance current essential operating expenses.

Financing

On August 3, 2010, the Company entered into an Indirect Primary Offering Agreement (“IPOA”) and a Registration Rights Agreement (“RRA”) with Crisnic Fund S.A. (“Crisnic”).  Pursuant to the IPOA, the Company, in its sole discretion, has the right to sell to Crisnic, and Crisnic had the obligation to purchase, through advances to the Company, shares of the Company’s common stock subject to the terms of those agreements and subject to a maximum aggregate purchase of Two Million Dollars ($2,000,000). Crisnic is not required to purchase those shares, unless those shares have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended.  The Company is obligated to file with the Securities and Exchange Commission a registration statement on Form S-1 within thirty (30) days from the date of the RRA registering only the shares subject to registration under the IPOA and to use all commercially reasonable efforts to have such registration statement declared effective at the earliest possible date.  The Company has agreed to pay Crisnic (i) due diligence expenses of $10,000.00; (ii) 1,750,000 shares of its common stock; and (iii) 1% of the amount of each advance made by Crisnic under the IPOA.

On July 29, 2010, the Company entered into a Stock Purchase Agreement (“First SPA”) with Crisnic. Pursuant to the SPA, the Company sold 750,000 shares of the Company’s Common Stock to Crisnic for an aggregate purchase price of U.S.$30,000. The sale of those shares was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933, as Crisnic is an accredited investor, as defined therein.

On November 4, 2010, the Company entered into a Stock Purchase Agreement (“Second SPA”) with Crisnic. Pursuant to the Second SPA, the Company sold 1,500,000 shares of the Company’s Common Stock to Crisnic for an aggregate purchase price of U.S.$30,000. The sale of those shares was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933, as Crisnic is an accredited investor, as defined therein.

The foregoing description of the IPOA, RRA and First SPA are qualified in their entirety by reference to the full text of the IPOA, the RRA and the SPA copies of each of which are attached to the Form 8-K filed by the Company on August 6, 2010 as Exhibits 10.1, 10.2 and 10.3, respectively, and each of which is incorporated herein in its entirety by reference.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4T.   Controls and Procedures.

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being January 31, 2011.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Changes in Internal Control Over Financial Reporting

Based upon their evaluation of our controls over financial reporting, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal accounting officer have concluded that our disclosure controls are, and will be, effective in providing reasonable assurance that material information relating to us is accumulated and communicated to management, including our principal executive and principal financial officers(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to affect materially our internal controls over financial accounting.

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

PART II – OTHER INFORMATION

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   (Removed and Reserved)

ITEM 5.   Other Information.

On December 20, 2010 we entered into an employment agreement with Brian Lukian., our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010. Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000. If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued by unpaid salary plus a termination fee of $150,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: March 17, 2011	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: March 17, 2011	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer