Form 10-K
period 2011-04-30
Enhance Skin Products Inc
filed 2011-08-30
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   April 30, 2011

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

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 2011 was approximately $1,065,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 30, 2011 was 53,250,000.

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

The market for cosmeceutical products is driven by the increasing desire of customers to look good, coupled with an aging population and the growing availability of high-performance cosmetics. Older consumers in particular, who are no longer willing to accept the inevitability of the onset of the visible effects of aging, are increasingly demanding anti-aging products. Women over the age of 50 are the main target population for cosmeceutical manufacturers. Medical Insight’s June 2011 study on Physician-Dispensed Topicals estimated that the global market for physician-dispensed topicals not including eyelash or skin lighteners reached $324.1 million in 2010 and that growth is predicted at 12.2% per year through 2015. Medical Insight’s Global Aesthetics Market Survey IX (released in April 2011) forecasts that the greatest gains in the aesthetic market will occur in Asia.

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

Product Development

We have developed a number of additional products, which include an anti-aging cream, wrinkle cream, toner and facial mist.  The Company plans to further develop products for different skin tones.

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

During the second half of 2009, it became apparent that due to the current recession, the Direct Dispense business model in the US was changing.  Because of the attrition of funding sources, aesthetic sales reps had to commit increased time and effort helping customers finance equipment purchases, making them reluctant to spend time promoting the sale of lower commission products such as cosmecueticals. This, coupled with the reticence of patients to pay premium prices for unfamiliar brands, made it difficult for the Company to recruit independent sales reps. Sales representatives who did join the Company reported that physician offices were cutting back on product offerings due to the economic climate.

As a result, in spite of concerted efforts, attempts to generate Visible Youth product sales traction via the Direct Dispense channel have, thus far, been unsuccessful. Despite news of a nascent recovery and Medical Insight’s forecast of 13.1% future annual growth in cosmeceuticals through 2013, the challenges to the Direct Dispense route to the market persist.  Management of the Company has concluded, therefore, that the Company should reposition the Visible Youth product line in North America so as to be able to pursue a Direct to Consumer (DTC) marketing program in addition to a refocused Professional, Direct Dispense approach.

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

Direct Dispense (Professional)

In anticipation of an improving economic climate in 2011-2015, we will continue with our refocused “post procedure” Direct Dispense efforts for The Healing Complex Plus 3% Lidocaine and The Healing Complex, but under the new premium Visible Youth “Professional” brand.  We will add the bioactive Vitryxx and a high level SPF to the Revitalizing Skin Formula, the Eye Zone Gel and the Moisturizer so that all 4 Visible Youth “Professional” products will contain Vitryxx in combination with HA and can be directly positioned as a collective post skin resurfacing protocol. As part of that repositioning, we will offer a 16 ounce “back of shelf” jar of The healing Complex Plus 3% Lidocaine for physician office use.  Additional Visible Youth “Professional” products will be developed such as a mask including HA and Vitryxx.

In order to reposition the Healing Complex as the core of a post skin resurfacing procedure protocol, we must complete a limited clinical evaluation. As the Company has insufficien funds this clinical study has not been done.  If we are successful in this endeavor, it will assist in establishing the credibility necessary to facilitate an approach to physicians.  Our initial Direct Dispense focus will be the aesthetics practices of dermatologists who are familiar with Solaraze, the prescription dermatology product that utilizes the same fraction of hyaluronan as Visible Youth to deliver its active ingredient through to the dermis.  In the case of Visible Youth, the ingredient that we are delivering is water for deep hydration.

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

ITEM 2.   PROPERTIES.

Our principal executive offices are located at 695 S. Colorado Blvd, Suite 480, Denver Colorado, 80246.

ITEM 3.   LEGAL PROCEEDINGS.

We are not aware of any material legal proceedings, other than ordinary routine litigation incidental to the business, to which our Company or any of our subsidiaries  are a party or of which any of their property is the subject.  We are not aware of any material proceedings to which any director, officer or affiliate of the our Company, any owner of record or beneficially of more than five percent of any class of voting securities of the our Company, or any associate of any such director, officer, affiliate of our Company, or security holder is a party adverse to our Company or any of its subsidiaries or has a material interest  adverse to our Company any of its subsidiaries.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol "EHSK."

Shares of our common stock are issued in registered form.  Globex Transfer, LLC. 789  Deltona Blvd., Deltona, FL, 32725 (Telephone:  (386) 206-1133; Facsimile:  (386)  278-3124) is the registrar and transfer  agent for our common shares.  On April 30, 2011 we had 53,250,000 shares outstanding.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended April 30, 2011.

RECENT SALES OF UNREGISTERED SECURITIES

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) with Crisnic Fund S.A..  Pursuant to the SPA, the Company sold 750,000 shares of the Company’s Common Stock to Crisnic for an aggregate purchase price of U.S.$30,000.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 “2” of the Securities Act of 1933.

On November 4, 2010, the Company entered into a Stock Purchase Agreement (“Second SPA”) with Crisnic.  Pursuant to the Second SPA, the Company sold 1,500,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S.$30,000.  The sale of those shares was made in reliance on the exemption from registration provided by Section 4 ‘2’ of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the year ended April 30, 2011.

	Fiscal Year ended April 30,
	2010	2011	$ Change	% Change
Total Sales	$1,376	$5,399	$4,023	292.4%
Cost of goods sold	243	2,450	2,207	908.2%
Inventory impairment	-	75,535	75,535	100.00%
Gross (loss) profit	1,133	(72,586)	(73,719)	-6506.5%
Operating expenses	740,651	833,358	92,707	12.5%
Net loss befor other items	(739,518)	(905,944)	(166,426)	-22.5%
Other items
Interest income	(344)	-	344	-100.00%
Write off intangible assets	-	77,440	77,440	100.00%
Legal settlement expense	-	36,714	36,714	100.00%
Net loss	$(739,174)	$(1,020,098)	$(280,924)	-38.0%

Net loss per share	$(0.02)	$(0.02)	$0.00	0.0%

Total assets	$172,704	$5,410	$(167,294)	-96.9%
Working capital	$(327,896)	$(1,107,718)	$(779,822)	-237.8%

Balance sheet – April 30, 2011

Cash

At April 30, 2011 the Company had $1,753 of cash on hand a decrease of $1,130 from the April 30, 2010 balance of $2,883.

Sales tax recoverable

The Company recovers sales tax paid, which is filed on a quarterly basis. At April 30, 2011 $3,574 was claimed as recoverable compared to the April 30, 2010 balance of $580. The decrease is due to there being four quarters recoverable at April 30, 2011 whereas the April 30, 2010 balance represents only one quarter. Sales tax recoverable is a result of sales tax paid on expenses.

Prepaids and deposits

At April 30, 2011 the balance of prepaid insurance was $83 a decrease of $2,783 from the April 30, 2010 balance of prepaid insurance of $2,866. The $2,866 balance at April 30, 2010 relates to the Company’s product liability insurance. Due to the fact the Company’s sales in fiscal 2010 were less than forecast a refund of the insurance premium was due and was considered as a prepayment for the subsequent years product liability insurance. As Sales have continued to be below expectations product liability insurance continued to decrease and as a result the prepaid insurance has also decreased.

Inventory

At April 30, 2011 there has been insufficient sales since the products were manufactured and available for sale. The Company has been unable to implement its marketing plan during this period as a result of insufficient cash. The Company has been unsuccessful for the past two years in its effort to raise sufficient funds to implement its marketing strategy. As a result of not being able to implement the marketing strategy sales for the past two years have been insignificant. At the time of preparing this Form 10-K the Company is continuing its efforts to secure adequate financing however to date the efforts have been unsuccessful and there is no reason to believe sales will increase without having these funds to implement the marketing plan. The company has therefore made the decision to impair the value of the inventory to nil.

During the year ended April 30, 2011 no inventory was added and at April 30, 2011 $75,535 was the amount of the impairment. The April 30, 2010 balance consisted of $34,994 of finished goods and $43,798 of raw materials.

Patent Applications

At April 30, 2010 the Company had capitalized $52,673 of patent applications on the Company’s products. During the 2011 fiscal year the Company did not capitalize any additional patent applications, therefore the $52,673 capitalized balance remained unchanged at April 30, 2011. The Company had been amortizing patent applications over the 17 year life of the patents and had amortized the patents by $2,634 during the year ended April 30, 2011. The unamortized balance of patent applications at April 30, 2011 was $47,405. At year end the Company evaluated the patent applications for impairment. The Company does not expect sales to increase in the future unless adequate financing can be sourced. At this time despite the ongoing efforts of management the Company does not have any prospects for financing. The Company has no expectations of sales increasing without adequate financing and therefore has impaired the value of patent applications to a value of nil. The impairment at April 30, 2011 is $47,405.

Trademarks

At April 30, 2010 the Company had capitalized $45,053 of Trademark registration costs. During the 2011 fiscal year the Company did not capitalize any additional trademark costs, therefore the balance remained unchanged at $45,053. The Company had been amortizing the cost of trademarks over a six year period and had amortized the trademarks by $7,509 during the year ended April 30, 2011. The unamortized balance of trademarks at April 30, 2011 was $30,035. At year end the Company evaluated the trademarks for impairment.

As sales have commenced in fiscal 2010 the Company has started amortizing the trademarks for the first time . The Trademarks registration requires renewal in 6 years therefore amortization is being applied on a straight-line basis over 6 years. Amortization for the year ended April 30, 2010 is $7,509 resulting in a net balance for patents of $37,544.

The Company does not expect sales to increase in the future unless adequate financing can be sourced. At this time despite the ongoing efforts of management the Company does not have any prospects for financing. The Company has no expectations of sales increasing without adequate financing and therefore has impaired the value of patent applications to a value of nil. The impairment at April 30, 2011 is $30,035.

In July 2011, the Company received a trademark for Visible Youth in the European Union.

Accounts payable and accrued liabilities

At April 30, 2011 accounts payable and accrued liabilities was $56,971 a decrease of $69,281 from the April 30, 2010 balance of $126,252.  Included in this decrease is $100,625 of unpaid remuneration to a consultant to the Company.   In the fiscal year ended April 30, 2011 this consultant became a related party and his balance at April 30, 2011 is included in the convertible debenture related party.  After adjusting for this item trade payables have increased by $31,244 which is a result of the Company having insufficient cash.

Accounts payable related party

The balance at April 30, 2011 of $953,350 increased by $738,178 from the $217,172 balance at April 30, 2010.  At April 30, 2011 this balance $953,350 consisted of unreimbursed expenses $9,892 to officers and a $35,231 legal settlement expense to a director which is described in detail in note 8 of the included financial statements and unpaid remuneration to related party management.  The balance at April 30, 2010 of $217,172 also included unpaid remuneration to the CEO, CFO and COO.

Advances related party

During the year ended April 30, 2011 as the company’s cash was depleted the CEO and Director advanced funds to the Company to pay for critical expenses.  These advances are unsecured, not interest bearing and there are no repayment terms.  The balance at April 30, 2011 of $99,233 increased by $30,220 from the balance at April 30, 2010 of $69,013.

Common Stock

At April 30, 2011 there were 53,250,000 shares of common stock issued out of the authorized 100,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $53,250.  This is an increase of 4,000,000 shares from the total stock issued at April 30, 2010.

On August 3, 2010 according to the terms of Indirect Primary Offering Agreement (“IPOA”) and a Registration Rights Agreement (“RRA”) with Crisnic Fund S.A. mentioned in Note 5 of the included financial statements the Company issued 1,750,000 shares of its common stock.   As the closing price of the Company’s stock at this time was $0.06 the Company recoded a professional fee expense of $105,000 as the cost of this issue.  This transaction therefore resulted in an increase to common stock by $1,750 and an increase to additional paid in capital of $103,250.

On August 3, 2010 the Company sold 750,000 shares of Common Stock at $0.04 per share for total proceeds of $30,000.   This resulted in and increase to common stock of $750 and an increase to additional paid in capital of $29,250.  On November 4, 2010 the Company sold 1,500,000 shares of Common Stock at $0.02 per share for total proceeds of $30,000. This resulted in an increase to common stock of $1,500 and an increase to additional paid in capital of $28,500.

Additional paid-in Capital

 At April 30, 2011 the balance of additional paid in capital was $1,498,055 an increase of $161,000 from the previous year end balance at April 30, 2010 of $1,337,055.  This increase is the result of the three transactions specified above.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at April 30, 2011 was $(3,149) a decrease of $9,313 from the April 30, 2010 balance of $6,164.

Statement of Operations – April 30, 2011

Sales

Sales for the year ended April 30, 2011 continued to be disappointing at $5,399 compared to the previous year of $1,376.  The Company is presently attempting to raise equity financing in order to increase activity in a direct to consumer marketing campaign.

Gross profit

Included in the cost of sales is the impaired inventory of $75,535. Without this impairment gross profit for the year ended April 30, 2011 was $2,949 or 54.6% of sales compared to the $1,133 or 82.3% of sales for the year ended April 3, 2010. In an attempt to increase sales in 2011 there were several sales made to distributors at a very low gross profit. This accounts for the overall decrease in gross profit percentage in the year ended April 30, 2011. After including the impairment for inventory there is a gross loss of $72.586 for the year ended April 30, 2011 compared to a gross profit of $1,133 for the year ended April 30, 2010.

At April 30, 2011 the value of finished good inventory was $31,737 and the value of raw materials were $43,798. Both of these inventory categories were considered impaired and written down to nil for a combined expense of $75,535.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.
General & administrative expenses incurred for year ended April 30, 2011 were $645,756 compared to the $552,120 incurred in the year ended April 30, 2010.  The increase was $93,636 or 16.96%.   The increase can be attributed to the increase in remuneration.

Remuneration is 95% of the total general & administrative expense in 2011.  In the year ended April 30, 2011 remuneration was  $596,315 an increase of $100,610 from the $495,705 recorded in the year ended April 30, 2010.  At year end $493,705 of the total 2011 remuneration is unpaid and included in accounts payable to related party at April 30, 2011.  Travel expense in 2011 was $2,392 compared to the $20,012 incurred in 2010.  Rent expense was $18,241 in 2011 compared to $16,970 in 2011.  Corporate expense relating to public company disclosure of $8,684 in 2011 compared to $7,005 in 2010.  Product liability insurance of $962 compared to $557 in 2010.  Office expense was $9,976 compared to $7,925 in 2010.  Bank charges were $1,321 in 2011 compared to $1,196 in 2010 and foreign exchange gain of $11,260 compared to the 2010 loss of $2,750.

Professional fees.
Professional fees in the year ended April 30, 2011 were $170,129 compared to the $77,090 incurred in the year ended April 30, 2010.  In 2011   legal expenses were $28,000, and audit expenses were $20,897 whereas in 2010 these expenses were $46,606 and $23,040 respectively.  The increase in professional fees for 2011is the direct $105,000 cost incurred for the Indirect Primary Offering Agreement (“IPOA”) and a Registration Rights Agreement (“RRA”) with Crisnic Fund S.A. mentioned in Note 5 whereby the Company issued 1,750,000 shares of its common stock.

Marketing
In 2011 Marketing expenses were $17,474 compared to $111,441 in 2010 a decrease of $94,967.  In 2011 the Company spent $3,750 on web site development a decrease of $47,357 from the $51,107 in 2010.  This decrease was due to the fact the web site was completed and no further expenditures were required.  The other reason for the decrease of $93,039 was due to a decrease in advertising and trade show activity.  In 2011 the Company’s cash flow did not permit any further expenditures on trade shows and the related advertising activities.  Advertising expense in 2011 was $1,490 compared to $8,785 in 2010.  Trade shows and travel were $292 in 2011 compared to $23,830 in 2010.  Remuneration was nil in 2011 and $10,000 in 2010.  Clinical research selling costs were nil in 2011 and were $6,459 in 2010.  Warehousing costs for the Company’s finished goods inventory were $1,799 in 2011 compared to $1,117 in 2010.  In addition the Company incurred $10,143 of amortization expense of the intangible assets related to the Company’s products in both 2011 and 2010.

Other Items

Interest income.

In the year ended April 30, 2011 the Company had no surplus funds and, thus, did not earn any interest income. In the year ended April 30, 2010 the Company had a small amount of surplus funds and earned $344 of interest income.

Legal settlement expense.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from any future financing the Company will pay 5% of the gross proceeds to Mercuriali until the GBP22,082 has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Therefore, for the year ended April 30, 2011 the Company recorded the amount of $36,714, as compared to nil for the corresponding period ending April 30, 2010.

Write off intangible assets

At year end April 30, 2011 the Company reviewed the intangible assets for impairment.  As a result of the previous two years of disappointing sales it was decided to write down these assets to nil.  At April 30, 2011 after taking the years amortization the unadjusted net book value of Patent applications were $47,405 and the net book value of the trademarks were $30,035.  Both of these assets were written down to nil for a combined expense of $77,440.

Liquidity and Capital Resources

In the year ended April 30, 2011 the CEO, director made further advances to the Company of $30,220.  In the year ended April 30, 2010 the CEO made advances of $69,013.  At April 30, 2011 the total advances to the Company by the CEO was $99,233.

At April 30, 2010, the Company had a working capital deficit of $1,107,718 compared to a working capital deficit of $327,896 at the year ended April 30, 2010.  The decrease is due entirely to the continued losses of the Company.

At April 30, 2010 the total assets were $5,410 as compared to the total assets $172,704 at April 30, 2010.  The decrease of $167,294 is almost entirely due to the impairment of inventory and intangible assets.

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

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“First SPA”) with Crisnic.  Pursuant to the First SPA, the Company sold 750,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S.$30,000.  The sale of those shares was made in reliance on the exemption from registration provided by Section 4’2’ to the Securities Act of 1933.

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

As of filing of this Form 10-K Crisnic has not made any additional purchases of the Company’s common stock.  The Crisnic funds available for this purpose were diverted by Crisnic for other purposes.

The Company is presently seeking equity financing to launch it’s planned direct to consumer sales campaign as well as for general working capital requirements.  In the year ended April 30, 2011 the Company relied on advances from the CEO and director of $30,220 and the $60,000 raised through Crisnic as well as all related party management continuing to accrue unpaid remunerations.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Enhance Skin Products, Inc.

We have audited the accompanying balance sheets of Enhance Skin Products, Inc. as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Enhance Skin Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Products, Inc. as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has negative working capital at April 30, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 19, 2011

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

	April 30	April 30
	2011	2010

ASSETS
Current
Cash	$1,753	$2,883
Prepaids & deposits	83	2,866
Inventory	-	78,792

Total current assets	1,836	84,541

Other assets
Sales tax receivable	3,574	580
Intangible assets net of amortization of $10,143 and $10,143 respectively	-	87,583

Total other assets	3,574	88,163

Total assets	$5,410	$172,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$56,971	$126,252
Accounts payable to related party	953,350	217,172
Advances related party	99,233	69,013

Total current liabilities	1,109,554	412,437

Stockholders' equity (deficit)
Authorized:
200,000,000 and 100,000,000 common shares par value $0.001
as of April 30, 2011 and April 30, 2010, respectively
Issued and outstanding 53,250,000 and 49,250,000 as of
April 30, 2011 and April 30, 2010, respectively	53,250	49,250
Additional paid-in capital	1,498,055	1,337,055
Accumulated other comprehensive income	(3,149)	6,164
Deficit	(2,652,300)	(1,632,202)

Total stockholders' equity (deficit)	(1,104,144)	(239,733)

Total liabilities and stockholders' equity	$5,410	$172,704

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ending April 30, 2011 and April 30, 2010

	For the years ended
	April 30	April 30
	2011	2010

Revenue	$5,399	$1,376

Cost of goods sold	2,450	243
Inventory impairment	75,535	-

Gross (loss) profit	(72,586)	1,133

EXPENSES
Operating expenses
General & administrative	645,756	552,120
Professional fees	170,128	77,090
Marketing	17,474	111,441

	833,358	740,651

Net loss before other items	(905,944)	(739,518)

Other items
Interest income	-	(344)
Legal settlement expense	36,714	-
Write off intagible assets	77,440	-

Net loss before income taxes	(1,020,098)	(739,174)

Provision for income taxes	-	-

Net loss	$(1,020,098)	$(739,174)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding	51,837,671	49,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ending April 30, 2011 and April 30, 2010

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive		Stockholders
	Shares	Amount	Capital	income	Deficit	Equity

Balance April 30, 2009	49,250,000	$49,250	$1,337,055	$10,297	$(893,028)	$503,574

Translation adjustment				(4,133)		(4,133)
Net loss for the period					(739,174)	(739,174)

Balance April 30, 2010	49,250,000	49,250	1,337,055	6,164	(1,632,202)	(239,733)

Common stock sold at $0.04 per share for cash	750,000	750	29,250			30,000
Common stock issued with indirect
primary offering agreement for services	1,750,000	1,750	103,250			105,000
Common stock sold at $0.02 per share for cash	1,500,000	1,500	28,500			30,000
Translation adjustment				(9,313)		(9,313)
Net loss for the period					(1,020,098)	(1,020,098)

Balance April 30, 2011	53,250,000	$53,250	$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ending April 30, 2011 and April 30, 2010

	For the years ended
	April 30	April 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,020,098)	$(739,174)
Amortization of intangible assets	10,143	10,143
Stock issued for services	105,000	-
Changes in operating assets and liabilities:
Sales tax recoverable	(2,994)	8,029
Prepaids & deposits	2,783	16,362
Inventory	78,792	(35,179)
Write off intangible assets	77,440	-
Accounts payable and accrued liabilities	(69,281)	109,748
Accounts payable to related party	736,178	216,913

Cash flows from operating activities	(82,037)	(413,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent applications	-	(9,507)
Trademarks	-	(938)

Cash flows from investing activities	-	(10,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	60,000	-
Proceeds from related party advances	30,220	69,013

Cash flows from financing activities	90,220	69,013

NET INCREASE (DECREASE) IN CASH	8,183	(354,590)
Effect of foreign currency translation adjustments	(9,313)	(4,133)

Cash, beginning of the period	2,883	361,606

Cash, end of the period	$1,753	$2,883

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $25,854 and $9,195 at April 30,
2011 and April 30, 2010 respectively.
The Company issued stock for services (non-cash activity) in the year ended April 30, 2011 in the amount of $105,000, which is reflected as a part of the Operating Activites of the Company above

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.  At various times during the previous year, the Company maintained cash balances in excess of FDIC insurable limits. Management feels this risk is mitigated due to the longstanding reputation of these banks.  At April 30, 2010 the Company had a cash balance of $2,883 compared to a cash balance of $1,753 at April 30, 2011.

FAIR VALUE OF FINANCIAL INSTRUMENTS
 The Company's financial instruments consist of cash and cash equivalents, sales tax receivable and prepaids & deposits. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements

INVENTORIES
Inventories are valued at the lower of cost or market.  The cost is determined by using the average cost method.  As a result of insignificant sales over the past two years the Company wrote down the value of inventory to nil at April 30, 2011.

SALES
Sales revenue includes the sales price for the product as well as the charges paid by the customer for shipping and handling.

SALES RETURN POLICY
The Company will accept returns for damaged goods only, the goods must be returned unused and in the original packaging.  To date there have been no returns.  The Company is presently determining an appropriate provision for returns and allowances which will be applied on future sales.  Although the Company has written down the inventory to nil as the value of the inventory is considered to be impaired due to lack of significant sales the products are still available for sale on the Company’s web site.

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

The Company recognizes product sales generally at the time the product is shipped. In certain instances the Company recognizes revenue on a C.O.D. basis. Concurrent with the recognition of revenue, the Company is determining a suitable provision for the estimated cost of product returns. Once this provision is determined revenue will be reduced for estimated product returns. However, as of April 30, 2011 there have been no product returns. Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized. Shipping and handling charges to the customer are included in revenue and the associated costs are included in cost of goods sold. Although the Company has written down the inventory to nil as the value of the inventory is considered to be impaired due to lack of significant sales the products are still available for sale on the Company’s web site.

ADVERTISING EXPENSE

The Company’s policy regarding advertising is to expense advertising when incurred.  Advertising expense was $1,490 and $8,787 for the year ended April 30, 2011 and April 30, 2010 respectively.

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

At April 30, 2011 as a result of insignificant sales over the past two years the Company wrote down the value of long lived asserts to nil.

BASIC AND DILUTED LOSS PER SHARE

The Company reports basic loss per share in accordance with the FASB ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would anti-dilutive.  Dilution is computed by applying the treasury stock method.

PRODUCT DEVELOPMENT COSTS

Product development costs are expensed as incurred. Product development expenses were nil and nil for the years ended April 30, 2011 and April 30, 2010 respectively.

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

 NOTE 4.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the year ended April 30, 2011 of $1,020,098, and a working capital deficit of $1,107,718.  The Company has relied on two small equity raises of $30,000 each as well as advances from the CEO director and major shareholder for vital operating expenditures, in addition employees accrued wages have not been paid.

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

As of filing of this Form 10-K Crisnic has not made any additional purchases of the Company’s common stock.  The Crisnic funds available for this purpose were diverted by Crisnic for other purposes.

The foregoing description of the IPOA, RRA and First SPA are qualified in their entirety by reference to the full text of the IPOA, the RRA and the SPAs, copies of each of which are attached to the Form 8-K filed by the Company on August 6, 2010, as Exhibits 10.1, 10.2 and 10.3, respectively, and each of which is incorporated herein in its entirety by reference.

NOTE 6.   STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 common shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company. On July 21, 2011, the Company’s Board resolved to increase the authorized share capital to 200,000,000 common shares of $0.001 par value common stock, but the Company has not to date sought the required shareholder approvals required to implement this increase in authorized share capital.

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

On August 3, 2010 according to the terms of Indirect Primary Offering Agreement (“IPOA”) and a Registration Rights Agreement (“RRA”) with Crisnic Fund S.A. mentioned in Note 5 the Company issued 1,750,000 shares of its common stock.

On August 3, 2010 the Company sold 750,000 shares of Common Stock at $0.04 per share for total proceeds of $30,000.  On November 4, 2010 the Company sold 1,500,000 shares of Common Stock at $0.02 per share for total proceeds of $30,000.

At April 30, 2011  the Company had 53,250,000 shares of Common Stock issued compared to 49,250,000 issued at April 30, 2010.

NOTE 7.   WARRANTS

Warrants for 750,000 shares were issued by the Company in August 2008. Specifically, the Company sold 1,500,000 shares of Common Stock for $1,500,000 to accredited investors and issued warrants to purchase 750,000 shares of Common Stock at an exercise price of 1.40 per share expiring August 14, 2010. The warrants have not been exercised and have now expired.

The following table summarizes warrants that are issued, and expired as of  April 30, 2011.

		Warrants
		Outstanding	Outstanding
Exercise	Expiration	April 30,	April 30,
Price	Date	2010	2011
1.40	14-Aug-10	750,000	-

NOTE 8.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  During 2010 and 2011, Mr. Puseljic billed the Company $121,625 and $150,000 respectively, and was owed $250,625 at April 30, 2011.

Accounts Payable to Related Party.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  At April 30, 2011 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been has been paid to satisfy this obligation; however, only $1,500 has been paid at April 30, 2011. As of April 30, 2011 the balance owed to Mercuriali is $35,231.

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. During 2010 and 2011, Mr. Lukian billed the Company $72,000 and $150,000 respectively, and was owed $157,047 at April 30, 2011.

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and a contract consultant.  The CEO and COO are also directors.  Also included in accounts payable related party is the balance owing Mercuriali a company controlled by a director.  These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	April 30	April 30
	2011	2010
Unpaid remuneration	$908,297	$212,625
Balance owing Mercuriali	35,231	-
Unreimbursed expenses	9,822	4,547
	$953,350	$217,172

During the year ended April 30, 2011 as well as the year ended April 30, 2010 the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $150,000 and $150,000 as an expense in the years ended April 30, 2011 and 2010 respectively.  At April 30, 2011 $250,625 of these expenses are unpaid and included in accounts payable related party.

NOTE 9.   ADVANCES FROM RELATED PARTY

As of April 30, 2011 and April 30, 2010, the Company owes $99,233 and $69,013, respectively in advances to its CEO and Director. The advances are due on demand, do not bear interest and have no specific terms or repayment.

NOTE 10.   INVENTORY

The Company manufactured the complete product line of six SKU’s in the second quarter of 2010. This was the first time the Company manufactured the current product line. No further manufacturing was required through the year ended April 30, 2011. The Company has been unsuccessful for the past two years in its effort to raise sufficient funds to implement its marketing strategy. As a result of not being able to implement the marketing strategy sales for the past two years have been insignificant. At the time of preparing this Form 10-k the Company is continuing its efforts to secure adequate financing however to date the efforts have been unsuccessful and there is no reason to believe sales will increase without having these funds to implement the marketing strategy. The Company has therefore made the decision to impair the value of the inventory to nil.

Comparative inventory balances:

	April 30, 2011			April 30
	Unadjusted	Impairment	Final	2010
Finished Goods	$31,737	$(31,737)	$-	$34,994
Raw materials	43,798	(43,798)	-	43,798
	$75,535	$(75,535)	$-	$78,792

NOTE 11.   INTANGIBLE ASSETS

Intangible assets consist of trademarks and patent applications and are amortized over the expected period of life using the straight-line method over the following lives:

In accordance with ASC 360, long-lived assets (including intangible assets that are amortized) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as a significant sustained change in the business climate, during the interim periods. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows is produced and compared to its carrying value. If an asset is determined to be impaired, the loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. The Company has been unsuccessful for the past two years in its effort to raise sufficient funds to implement its marketing strategy. As a result of not being able to implement the marketing strategy sales for the past two years have been insignificant. At the time of preparing this Form 10-k the Company is continuing its efforts to secure adequate financing however to date the efforts have been unsuccessful and there is no reason to believe sales will increase without having these funds to implement the marketing strategy. The Company has therefore made the decision to write down the intangible assets to nil.

At April 30, 2011 and 2010, the carrying amounts and accumulated amortization of intangible assets were as follows:

	April 30, 2011			April 30, 2010

	Gross	Accumulated	Net book	Gross	Accumulated	Net book
	amount	amortization	value	amount	amortization	value

Patent application	$-	$-	$-	$52,673	$2,634	$50,039
Trademarks	-	-	-	45,053	7,509	37,544

	$-	$-	$-	$97,726	$10,143	$87,583

NOTE 12.   INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States federal corporate income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	April 30	April 30
	2011	2010
Income tax expense at statutory rate	$288,278	$267,235
Valuation analysis	(288,278)	(267,235)
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30	April 30
	2011	2010
NOL carryover	$555,513	$267,235
Valuation allowance	(555,513)	(267,235)
Net deferred tax asset	$-	$-

NOTE 13.   OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $941 expiring October 31, 2011.  Rent expense was $18,241 and $16,970 for the years ended April 30, 2011 and April 30, 2010 respectively.  The Company has employment agreements with the CEO, CFO and COO as well as a service agreement with a third party for business development and administering contracts.

Summary

Fiscal	Lease	Employment	Contracted
Year	Agreement	agreements	Services	Total
2012	$5,646	$300,000	$300,000	$605,646
2013	-	300,000	300,000	600,000
2014	-	193,750	300,000	493,750
2015	-	150,000	300,000	450,000
2016	-	150,000	300,000	450,000

Thereafter each year 2017	-	150,000	250,000	400,000
2020	-	150,000	150,000	150,000
2021	-	150,000	150,000	150,000
2022		43,750	150,000	150,000
2023		-	150,000	150,000
2024		-	50,000	50,000

Contingency

The Company has offered the four officers to replace their notes payable, totaling $953,350, to convertible notes at $0.033 per share, but none of the officers have yet accepted the offer.  The beneficial conversion feature based on the price of the last trade prior to April 30, 2011, would be zero, as the stock was trading below this conversion price.  If the offer is accepted, and the proposed conversion options exercised, the Company would be obligated to issue the officers 28,889,934 new shares which would require the Company to increase its authorized share capital.

NOTE 14.   SUBSEQUENT EVENTS

Management has analyzed subsequent event as of the filing date and believes there are no material events to report.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of April 30, 2011, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

ITEM 9B.   OTHER INFORMATION

None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Samuel Asculai, Ph.D.	69	President and Chief Executive Officer and Director(1)	Officer since August 30, 2008

Frode Botnevik	64	Director	August 30, 2008

Donald Nicholson	53	Director(1)	February 6, 2009

Christopher Hovey	67	Chief Operating Officer and Vice President of Sales Director	August 14, 2008

Brian Lukian	63	Chief Operating Officer and Treasurer	August 14, 2008

Zenas B. Noon	75	Director	August 30, 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  During the fiscal year ending April 30, 2011, to the best of our knowledge, none of our directors, executive officers, or beneficial owners of 10% or more of our issued and outstanding common stock filed any such form late.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must satisfy to be recommended for Board membership.  Rather, the Board or management evaluates the combination of skills and experience that a particular candidate offers, considers how that candidate satisfies the Board’s current expectations with respect to each such criterion and makes a determination regarding whether that candidate should be recommended to the stockholders for election as a director.  During our fiscal year ended April 30, 2011, we received no recommendation for directors from our stockholders.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Registrant for services rendered for the past two completed fiscal years to the principal executive officer and to the company’s most highly compensated executive officers other than the principal executive officer (the “named executive officers”) whose cash compensation exceeded $100,000 during 2011:

Summary Compensation Table

Name and Principal position	Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)

Dr Samuel S. Asculai CEO (1)	2011	150,000	-	-	150,000
	2010	150,000	-	-	150,000
Christopher Hovey COO VP Sales(1)	2011	150,000	-	-	150,000
	2010	150,000	-	-	150,000
Brian Lukian(2)	2011	150,000	-	-	150,000
	2010	72,000	-	-	72,000

(1)	In 2011 actual cash paid was nil and $150,000 is included in accounts payable to related party, in 2010 actual cash paid was $50,000 and $100,000 is included in accounts payable related party.
(2)	In 2011 actual cash paid was $4,953 and $145,047 is included in accounts payable to related party, in 2010 actual cash paid was $50,000 and $12,000 is included in accounts payable to related party.

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

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. During 2010 and 2011, Mr. Lukian billed the Company $72,000 and $150,000 respectively, and was owed $157,047 at April 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2011, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities  were awarded to our  executive officers.

DIRECTOR COMPENSATION

We have not  reimbursed our directors for expenses  incurred in connection  with attending  board  meetings  nor have we paid any  directors  fees or other  cash compensation  for services  rendered as a director in the period ended April 30, 2011.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 30, 2011, certain information regarding the Company’s outstanding shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Class
Biostrategies Consulting Group Inc (2)	17,508,334	32.9%
Samuel Asculai, Ph.D. (3)	18,333,334	1.5%
Frode Botnevik	0	*
Donald Nicholson (4)	2,450,000	*
Chris Hovey	0	*
Dr. Zenas B. Noon	0	*
Brian Lukian	0	*
Directors and executive officers as a group (6 persons)	18,333,334	34.4%
Drasko Puseljic	9,166,666	17.2%

(1)	Unless otherwise indicated, ownership represents sole voting and investment power.
(2)	The address for Biostrategies Consulting Group Inc., an Ontario corporation is 1 First Canadian Place, 100 King Street West, 56th floor, Toronto, Ontario, Canada. Dr. Asculai, who is a director of the Company, is the sole owner of the Biostrategies Consulting Group Inc.
(3)	Common Stock Beneficially Owned by Samuel Asculai includes the 17,508,334 shares of Common Stock owned by Biostrategies Consulting Group Inc. reported in this table and the 2,450,000 shares of Common Stock reported by Donald Nicholson in this table.
(4)	Ownership represents the option to acquire 2,450,000 shares of Common Stock of the Company from Biostrategies Consulting Group Inc.

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

	Financial Year Ended
	2011	2010
Audit fees	$20,897	$23,040
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$20,897	$23,040

In each of the last two fiscal years ended April 30, 2011 and 2010, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 30th day of August, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: August 30, 2011	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 30th day of August, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: August 30, 2011	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer