Form 10-Q
period 2011-07-31
Enhance Skin Products Inc
filed 2011-09-14
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended July 31, 2011

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of shares outstanding of the registrant's class of common stock as of July 31, 2011: 53,250,000

ENHANCE SKIN PRODUCTS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	July 31	April 30
	2011	2011

ASSETS
Current
Cash	$1,706	$1,753
Prepaids & deposits	-	83

Total current assets	1,706	1,836

Other assets
Sales tax receivable	3,559	3,574

Total other assets	3,559	3,574

Total assets	$5,265	$5,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$66,241	$56,971
Accounts payable to related party	1,105,831	953,350
Advances related party	114,455	99,233

Total current liabilities	1,286,527	1,109,554

Stockholders' equity (deficit)
Authorized:
200,000,000 and 100,000,000 common shares par value $0.001
as of July 31, 2011 and April 30, 2011, respectively
Issued and outstanding 53,250,000 as of
July 31, 2011 and April 30, 2011	53,250	53,250
Additional paid-in capital	1,498,055	1,498,055
Accumulated other comprehensive income	(3,227)	(3,149)
Deficit	(2,829,340)	(2,652,300)

Total stockholders' equity (deficit)	(1,281,262)	(1,104,144)

Total liabilities and stockholders' equity	$5,265	$5,410

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ending July 31, 2011 and July 31, 2010
(Unaudited)

	For the three months ended
	July 31	July 31
	2011	2010

Revenue	$294	$335

Cost of goods sold	-	43

Gross (loss) profit	294	292

EXPENSES
Operating expenses
General & administrative	161,054	146,328
Professional fees	15,743	23,242
Marketing	537	3,740

	177,334	173,310

Net loss before other items	(177,040)	(173,018)

Other items
Legal settlement expense	-	34,537

Net loss before income taxes	(177,040)	(207,555)

Provision for income taxes	-	-

Net loss	$(177,040)	$(207,555)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	53,250,000	49,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ending July 31, 2011 and the year ending April 30, 2011
(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive		Stockholders
	Shares	Amount	Capital	income	Deficit	Equity

Balance April 30, 2010	49,250,000	49,250	1,337,055	6,164	(1,632,202)	(239,733)

Common stock sold at $0.04 per share for cash	750,000	750	29,250			30,000
Common stock issued with
indirect primary offering agreement for services	1,750,000	1,750	103,250			105,000
Common stock sold at $0.02 per share for cash	1,500,000	1,500	28,500			30,000
Translation adjustment				(9,313)		(9,313)
Net loss for the period					(1,020,098)	(1,020,098)

Balance April 30, 2011	53,250,000	$53,250	$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)

Translation adjustment				(78)		(78)
Net loss for the period					(177,040)	(177,040)

Balance July 31, 2011	53,250,000	$53,250	$1,498,055	$(3,227)	$(2,829,340)	$(1,281,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ending April 30, 2011 and April 30, 2010
(Unaudited)

	For the three months ended
	July 31	July 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(177,040)	$(207,555)
Amortization of intangible assets	-	2,535
Changes in operating assets and liabilities:
Sales tax recoverable	15	(719)
Prepaids & deposits	83	2,033
Inventory	-	548
Accounts payable and accrued liabilities	9,270	(85,397)
Accounts payable to related party	152,481	265,548

Cash flows from operating activities	(15,191)	(23,007)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party advances	15,222	20,331

Cash flows from financing activities	15,222	20,331

NET INCREASE (DECREASE) IN CASH	31	(2,676)
Effect of foreign currency translation adjustments	(78)	1,375

Cash, beginning of the period	1,753	2,883

Cash, end of the period	$1,706	$1,582

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $41,076 and $15,965 at July 31,
2011 and July 31, 2010 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2011
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 2011 and 2010, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 and 2010 audited financial statements. The results of operations for the periods ended July 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the three months ended July 31, 2011 of $177,040, and a working capital deficit of $1,284,821.  The Company has relied on two small equity raises of $30,000 each as well as advances from the CEO director and major shareholder for vital operating expenditures, in addition employees accrued wages have not been paid.

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 during the fiscal year ended April 30, 2011 and $37,500 for the first three months of the current fiscal year.   At July 31, 2011 Mr Puselic was owed $288,125 in unpaid fees.

Accounts Payable to Related Party.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  At July 31, 2011 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been has been paid to satisfy this obligation; however, only $1,500 has been paid at July 31, 2011. As of July 31, 2011 the balance owed to Mercuriali is $34,718.

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. Mr Lukian billed the Company $150,000 during the fiscal year ended April 30, 2011 and $37,500 for the first three months of the current fiscal year.   At July 31, 2011 Mr Lukian was owed $194,547 in unpaid fees.

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and a contract consultant.  The CEO and COO are also directors.  Also included in accounts payable related party is the balance owing Mercuriali a company controlled by a director.  These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	July 31	April 30
	2011	2011
Unpaid remuneration	$1,058,297	$908,297
Balance owing Mercuriali	34,718	35,231
Unreimbursed expenses	12,816	9,822
	$1,105,831	$953,350

During the three months ended July 31, 2011 as well as the year ended April 30, 2011 the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $37,500 and $150,000 as an expense in the three months ended July 31, 2011 and the twelve months ended April 31, 2011 respectively.  At July 31, 2011 $288,125 of these expenses are unpaid and included in accounts payable related party.

Advances - Related Party

As of July 31, 2011 and April 30, 2011, the Company owes $114,455 and $99,233, respectively in advances to its CEO and Director. The advances are due on demand, do not bear interest and have no specific terms or repayment.

NOTE 5.   INVENTORY

The Company has been unsuccessful for the past two years in its effort to raise sufficient funds to implement its marketing strategy.  As a result of not being able to implement the marketing strategy sales for the past two years have been insignificant.  At this time the Company is continuing its efforts to secure adequate financing however to date the efforts have been unsuccessful and there is no reason to believe sales will increase without having these funds to implement the marketing strategy.  As a result at April 30, 2011 the company therefore made the decision to impair the value of the inventory to nil.

Comparative inventory balances consists of:

	July 31	April 30, 2011
	2011	Unadjusted	Impairment	Final
Finished Goods	$-	$31,737	$(31,737)	$-
Raw materials	-	43,798	(43,798)	-
	$-	$75,535	$(75,535)	$-

NOTE 6.   STOCKHOLDERS' EQUITY

AUTHORIZED

In July 2011 the Board of Directors approved the increase of authorized common shares to 200,000,000 shares from the 100,000,000 previously authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company

NOTE 7.   FINANCING

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

As of filing of this Form 10-Q Crisnic has not made any additional purchases of the Company’s common stock.  The Crisnic funds available for this purpose were diverted by Crisnic for other purposes.

NOTE 8.   SUBSEQUENT EVENTS

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

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the three months ended July 31, 2011.

	Fiscal Three Months ended July 31,
	2010	2011	$ Change	% Change
Total Sales	$335	$294	$(41)	-12.2%
Cost of goods sold	43	-	(43)	-100.0%
Gross (loss) profit	292	294	2	0.7%
Operating expenses	173,310	177,334	4,024	2.3%
Net loss befor other items	(173,018)	(177,040)	(4,022)	-2.3%
Other items
Legal settlement expense	34,537	-	(34,537)	100.00%
Net loss	$(207,555)	$(177,040)	$30,515	14.7%

Net loss per share	$0.00	$0.00	$0.00	0.0%

Total assets	$167,006	$5,265	$(161,741)	-96.8%
Working capital	$(530,961)	$(1,284,821)	$(753,860)	-142.0%

Sales

Sales for the three months ended July 31, 2011 were $294 a decrease of $41 from the July 31, 2010 sales of $335. The decrease was due the lack of funds to initiate a marketing and sales campaign.

Cost of goods sold

The cost of the sales for the three months ended July 31, 2011 were $0 resulting in a gross profit percent of 100% compared to the three months ended July 31, 2010 cost of sales of $43 and gross profit percent of 87%.  The explanation for the increase in gross profit percent for the three months ended July 31, 2011 is the result of the impairment of the Company’s inventory in the year ended April 30, 2011.

Operating Expenses

General & administrative expenses for the three months ended July 31, 2011 were $177,334, an increase of $4,024 over the $173,310 recorded in the same period ended July 31, 2010.

Other Items

Legal settlement expense.

During the three months ended July 31, 2011 there were no other items to record. However during the three months ended July 31, 2010 the Company recorded the following settlement.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”). The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. At July 31, 2011 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been has been paid to satisfy this obligation; however, only $1,500 has been paid at July 31, 2011. As of July 31, 2011 the balance owed to Mercuriali is $34,718 after adjusting for current exchange rates with pound sterling.

Liquidity and Capital Resources

At July 31, 2011, the Company had a working capital deficit of $1,284,821, as compared to a working capital deficit of $1,107,718 at April 30, 2011, resulting in an increase in working capital deficit of $177,103.

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

The Company is presently seeking equity financing to launch it’s planned direct to consumer sales campaign as well as for general working capital requirements.  In the three months ended July 31, 2011 the Company relied on advances from the CEO and director of $15,222 as well as all related party management continuing to accrue unpaid remunerations.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4T.   Controls and Procedures.

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being July 31, 2011.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 14th day of  September, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: September 14, 2011	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 14th day of  September, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: September 14, 2011	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer