Form 10-Q/A
period 2011-07-31
Enhance Skin Products Inc
filed 2011-10-13
CIK 1395400

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

ENHANCE SKIN PRODUCTS INC.

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on September 14, 2011. No other changes revisions or updates were made to the original filing.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 13th day of  October , 2011.

ENHANCE SKIN PRODUCTS INC.

Date: October 13 , 2011	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 13th day of  October , 2011.

ENHANCE SKIN PRODUCTS INC.

Date: October 13 , 2011	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer