Form 10-Q
period 2011-10-31
Enhance Skin Products Inc
filed 2011-12-14
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended October 31, 2011

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

Number of shares outstanding of the registrant's class of common stock as of October 31, 2011: 53,250,000.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	October 31	April 30
	2011	2011

ASSETS
Current
Cash	$1,249	$1,753
Prepaids & deposits	-	83

Total current assets	1,249	1,836

Other assets
Sales tax receivable	3,431	3,574

Total other assets	3,431	3,574

Total assets	$4,680	$5,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$59,615	$56,971
Accounts payable to related party	1,256,155	953,350
Advances related party	136,806	99,233

Total current liabilities	1,452,576	1,109,554

Stockholders' equity (deficit)
Authorized:
200,000,000 common shares par value $0.001
as of October 31, 2011 and April 30, 2011, respectively
Issued and outstanding 53,250,000 as of
October 31, 2011 and April 30, 2011	53,250	53,250
Additional paid-in capital	1,498,055	1,498,055
Accumulated other comprehensive income	(3,348)	(3,149)
Deficit	(2,995,853)	(2,652,300)

Total stockholders' equity (deficit)	(1,447,896)	(1,104,144)

Total liabilities and stockholders' equity	$4,680	$5,410

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ending October 31, 2011 and October 31, 2010
(Unaudited)

	Three Months		Six Months
	ended		ended
	October 31		October 31
	2011	2010	2011	2010

Revenue	$-	$4,019	$294	$4,354

Cost of goods sold	-	1,708	-	1,751

Gross (loss) profit	-	2,311	294	2,603

EXPENSES
Operating expenses
General & administrative	158,651	143,425	319,705	289,753
Professional fees	7,255	126,622	22,998	149,864
Marketing	607	3,834	1,144	7,574

	166,513	273,881	343,847	447,191

Net loss before other items	(166,513)	(271,570)	(343,553)	(444,588)

Other items
Legal settlement expense	-	-	-	34,537

Net loss before income taxes	(166,513)	(271,570)	(343,553)	(479,125)

Provision for income taxes	-	-	-	-

Net loss	$(166,513)	$(271,570)	$(343,553)	$(479,125)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	53,250,000	51,695,652	53,250,000	50,472,826

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended October 31, 2011 and the year ending April 30, 2011
(Unaudited)

				Accumulated
			Additional	other		Total
	Common Stock		paid in	comprehensive		Stockholders
	Shares	Amount	Capital	income	Deficit	Equity

Balance April 30, 2010	49,250,000	49,250	1,337,055	6,164	(1,632,202)	(239,733)

Common stock sold at $0.04 per share for cash	750,000	750	29,250			30,000
Common stock issued with indirect primary offering agreement for services	1,750,000	1,750	103,250			105,000
Common stock sold at $0.02 per share for cash	1,500,000	1,500	28,500			30,000
Translation adjustment				(9,313)		(9,313)
Net loss for the period					(1,020,098)	(1,020,098)

Balance April 30, 2011	53,250,000	$53,250	$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)

Translation adjustment				(199)		(199)
Net loss for the period					(343,553)	(343,553)

Balance October 31, 2011	53,250,000	$53,250	$1,498,055	$(3,348)	$(2,995,853)	$(1,447,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2011 and October 31, 2010
(Unaudited)

	Six Months Ended
	October 31	October 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(343,553)	$(479,125)
Amortization of intangible assets	-	5,070
Stock issued for services	-	105,000
Changes in operating assets and liabilities:
Accounts receivable	-	(1,798)
Sales tax recoverable	143	(1,609)
Prepaids & deposits	83	2,283
Inventory	-	2,712
Accounts payable and accrued liabilities	2,644	(75,188)
Accounts payable to related party	302,805	394,268

Cash flows from operating activities	(37,878)	(48,387)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	30,000
Proceeds from related party advances	37,573	21,610

Cash flows from financing activities	37,573	51,610

NET INCREASE (DECREASE) IN CASH	(305)	3,223
Effect of foreign currency translation adjustments	(199)	(2,442)

Cash, beginning of the period	1,753	2,883

Cash, end of the period	$1,249	$3,664

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $63,427 and $17,244 at October 31,
2011 and October 31, 2010 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2011
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 2011 and 2010, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 and 2010 audited financial statements.  The results of operations for the periods ended October 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the six months ended October 31, 2011 of $343,553 and a working capital deficit of $1,451,428.  The Company has relied on two small equity raises of $30,000 each as well as advances from the CEO director and major shareholder for vital operating expenditures, in addition employees accrued wages have not been paid.

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 during the fiscal year ended April 30, 2011 and $75,000 for the first six months of the current fiscal year.   At October 31, 2011 Mr Puselic was owed $325,625 in unpaid fees.

Accounts Payable to Related Party.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  At October 31, 2011 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 has been paid at October 31, 2011. As of October 31, 2011 the balance owed to Mercuriali is $34,086.

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. Mr Lukian billed the Company $150,000 during the fiscal year ended April 30, 2011 and $75,000 for the first six months of the current fiscal year.   At October 31, 2011 Mr. Lukian was owed $232,047 in unpaid fees.

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and a contract consultant.  The CEO and COO are also directors.  Also included in accounts payable related party is the balance owing Mercuriali a company controlled by a director.  These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	October 31	April 30
	2011	2011
Unpaid remuneration	$1,208,297	$908,297
Balance owing Mercuriali	34,086	35,231
Unreimbursed expenses	13,772	9,822
	$1,256,155	$953,350

During the six months ended October 31, 2011 as well as the year ended April 30, 2011 the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $75,000 and $150,000 as an expense in the six months ended October 31, 2011 and the twelve months ended April 31, 2011 respectively.  At October 31, 2011 $325,625 of these expenses are unpaid and included in accounts payable related party. In addition, for the six months ended October 31, 2011 General and Administrative expenses amounted to $319,705 of which a total of $300,000 was for related party compensation.

Advances - Related Party

As of October 31, 2011 and April 30, 2011, the Company owes $136,806 and $99,233, respectively in advances to its CEO and Director. The advances are due on demand, do not bear interest and have no specific terms or repayment. In August 2011, the Board of Directors approved to grant to the CEO and Director a general security interest in all the assets of the company to secure the amounts loaned to the company both in the past and in the future.

NOTE 5.   STOCKHOLDERS' EQUITY

AUTHORIZED

In July 2011 the Board of Directors approved the increase of authorized common shares to 200,000,000 shares from the 100,000,000 previously authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company. The company has not filed this amendment to the articles of incorporation with the Secretary of State yet.

NOTE 6.   FINANCING

On August 3, 2010, the Company entered into an Indirect Primary Offering Agreement (“IPOA”) and a Registration Rights Agreement (“RRA”) with Crisnic Fund S.A. (“Crisnic”).  Pursuant to the IPOA, the Company, in its sole discretion, has the right to sell to Crisnic and Crisnic has the obligation to purchase, through advances to the Company, shares of the Company’s common stock subject to the terms of those agreements and subject to a maximum aggregate purchase of Two Million Dollars ($2,000,000). Crisnic is not required to purchase those shares, unless those shares have been registered for resale and are freely tradable in accordance with the federal securities laws, including the Securities Act of 1933, as amended.  The Company is obligated to file with the Securities and Exchange Commission a registration statement on Form S-1 within thirty (30) days from the date of the RRA registering only the shares subject to registration under the IPOA and to use all commercially reasonable efforts to have such registration statement declared effective at the earliest possible date.  The Company has paid Crisnic (i) due diligence expenses of $10,000.00; (ii) 1,750,000 shares of its common stock; and (iii) has agreed to pay 1% of the amount of each advance made by Crisnic under the IPOA.

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

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the six months ended October 31, 2011:

	3 Months ended		6 Months ended
	October 31		October 31
	2011	2010	2011	2010
Total Sales	$-	$4,019	$294	$4,354
Cost of goods sold	-	1,708	-	1,751
Gross (loss) profit	-	2,311	294	2,603
Operating expenses	166,513	273,881	343,847	447,191
Net loss befor other items	(166,513)	(271,570)	(343,553)	(444,588)
Other items
Legal settlement expense	-	-	-	34,537
Net loss	$(166,513)	$(271,570)	$(343,553)	$(479,125)
Net loss per share	$0.00	$(0.01)	$(0.01)	$(0.01)

Total assets	$4,680	$166,827	$4,680	$166,827
Working capital	$(1,451,327)	$(668,813)	$(1,451,428)	$(668,813)

Sales

Sales for the six months ended October 31, 2011 were $294 a decrease of $4,060 from the October 31, 2010 sales of $4,354. The decrease was due the lack of funds to initiate a marketing and sales campaign.

During the three months ended October 31, 2011 the company did not record any sales, a decrease of $4,019 or 100% from the three months ending October 31, 2010. The decrease was due to the lack of marketing funds as mentioned above.

Cost of goods sold

The cost of the sales for the six months ended October 31, 2011 were $0 resulting in a gross profit percent of 100% compared to the six months ended October 31, 2010 cost of sales of $1,751 and gross profit percent of 60%.  The explanation for the increase in gross profit percent for the six months ended October 31, 2011 is the result of the impairment of the Company’s inventory in the year ended April 30, 2011.

The cost of sales for the three months ended October 31, 2011 were $0 resulting in a gross profit percent of $0 as compared to the three months ended October 31, 2010 cost of sales of $1,708 resulting in a gross profit percent of 58%. The explanation for the decrease in the gross profit percent for the three months ended October 31, 2011 is explained above in the year to date sales and no sales recorded for the three month period.

Operating Expenses

General & administrative expenses for the six months ended October 31, 2011 were $319,705, an increase of $29,952 or 10.3% over the $289,753 recorded in the same period ended October 31, 2010. Of the $158,651 of general and administrative expenses incurred in the three months ended October 31, 2011, remuneration contributed  96.4% or $152,869, rent 2.6% or $3,300, corporate of 1.5% or $2,441, foreign exchange was a 0.5% credit or $864 and the balance of  $905 was for bank charges, travel, office and general expenses. Of the $319,705 of general and administrative expenses incurred year to date ending October 31, 2011, remuneration contributed 95% or $305,738, rent 2.3% or $7,498, corporate 0.9% or $2,963, foreign exchange was 0.3% credit or 1,414 and the balance of 1.5% or $4,920 was for bank charges, insurance, travel and office and general.  General and administrative expenses for the three months ended October 31, 2011 were $158,651, an increase of 10.6% or $15,226 over the $143,425 recorded in the same period ended October 31, 2010. The increase is mainly attributed to the increase in remuneration of the Companies contract consultant.

Professional fees for the six months ended October 31, 2011 were $22,999 as compared to $149,864 for the six months ended October 31, 2010 for a decrease of $126,865 or 84.6% mainly due to a financing deal as explained below.
Professional fees for the three months ended October 31, 2011 were $7,255, a decrease of 94.3% or $119,367 less than the $126,622 recorded in the same period ended October 31, 2010. The decrease is due to the fact that last year professional expenses included large fees of $10,000 cash plus $105,000 issuance of common stock for a total of $115,000 expense related to the due diligence of a financing deal with the Crisnic fund on August 3, 2010. In addition, there was a decrease in legal fees of $9,699 or 87.4% and a decrease in audit fees of $454 or 13% from the same three month period ended October 31, 2010.

Marketing expenses incurred in the six months ended October 31, 2011 were $1,144 as compared to $7,574 for the six months ended October 31, 2010 for a decrease of $6,430 or 84.9%. Of that decrease, $5,070 was due to the amortization of the intellectual property which was fully written off in the prior year. In addition, there was a decrease in advertising, trade shows and the associated travel of $1,641 or 100% due to the availability of limited funds for these purposes.  Marketing expenses for the three months ended October 31, 2011 were $607, a decrease of $3,227 or 84% less than the $3,834 recorded in the same period ended October 31, 2010. The decrease is attributable to the 100% decrease in amortization of the intellectual property and a 100% decrease in advertising and trade shows due to the availability of limited funds for these purposes.

Other Items

Legal settlement expense.

During the six months ended October 31, 2011 there were no other items to record.  However during the three months ended July 31, 2010 the Company recorded the following settlement.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  At October 31, 2011 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been has been paid to satisfy this obligation; however, only $1,500 has been paid at October 31, 2011. As of October 31, 2011 the balance owed to Mercuriali is $34,086 after adjusting for current exchange rates with pound sterling.

Liquidity and Capital Resources

At October 31, 2011, the Company had a working capital deficit of $1,451,327, as compared to a working capital deficit of $1,107,718 at April 30, 2011, resulting in an increase in working capital deficit of $343,710.

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

The Company is presently seeking equity financing to launch it’s planned direct to consumer sales campaign as well as for general working capital requirements.  In the six months ended October 31, 2011 and the three months ended July 31, 2011 the Company relied on advances from the CEO and director of $15,222 and $14.687 respectively for a year to date total of $29,909.  As well, as all related party management is continuing to accrue unpaid remunerations.

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

None.

ITEM 4.   (Removed and Reserved)

ITEM 5.   Other Information.

None.

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

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 14th day of  December, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: December 14, 2011	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 14th day of  December, 2011.

ENHANCE SKIN PRODUCTS INC.

Date: December 14, 2011	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer