Form 10-Q
period 2012-01-31
Enhance Skin Products Inc
filed 2012-03-16
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2012

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

Number of shares outstanding of the registrant's class of common stock as of January 31, 2012: 53,250,000

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	January 31	April 30
	2012	2011

ASSETS
Current
Cash	$1,073	$1,753
Prepaids & deposits	-	83

Total current assets	1,073	1,836

Other assets
Sales tax receivable	3,399	3,574

Total other assets	3,399	3,574

Total assets	$4,472	$5,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$114,802	$56,971
Accounts payable to related party	1,405,693	953,350
Advances related party	149,881	99,233

Total current liabilities	1,670,376	1,109,554

Stockholders' equity (deficit)
Authorized:
200,000,000 common shares par value $0.001
as of January 31, 2012 and April 30, 2011, respectively
Issued and outstanding 53,250,000 as of
January 31, 2012 and April 30, 2011	53,250	53,250
Additional paid-in capital	1,498,055	1,498,055
Accumulated other comprehensive income	(3,633)	(3,149)
Deficit	(3,213,576)	(2,652,300)

Total stockholders' equity (deficit)	(1,665,904)	(1,104,144)

Total liabilities and stockholders' equity	$4,472	$5,410

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ending January 31, 2012 and January 31, 2011
(Unaudited)

	Three Months		Nine Months
	ended		ended
	January 31		January 31
	2012	2011	2012	2011

Revenue	$-	$925	$294	$5,279

Cost of goods sold	-	647	-	2,398

Gross (loss) profit	-	278	294	2,881

EXPENSES
Operating expenses
General & administrative	158,682	154,865	478,387	483,618
Professional fees	58,761	7,257	81,759	157,121
Marketing	280	6,886	1,424	14,460

	217,723	169,008	561,570	655,199

Net loss before other items	(217,723)	(168,730)	(561,276)	(652,318)

Other items
Legal settlement expense	-	-	-	34,537

Net loss before income taxes	(217,723)	(168,730)	(561,276)	(686,855)

Provision for income taxes	-	-	-	-

Net loss	$(217,723)	$(168,730)	$(561,276)	$(686,855)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	53,250,000	53,201,087	53,250,000	51,382,246

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2012 and January 31, 2011
(Unaudited)

	Nine Months Ended
	January 31	January 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(561,276)	$(686,855)
Amortization of intangible assets	-	7,605
Stock issued for services	-	105,000
Changes in operating assets and liabilities:
Accounts receivable	-	-
Sales tax recoverable	175	(2,440)
Prepaids & deposits	83	2,533
Inventory	-	3,173
Accounts payable and accrued liabilities	57,831	(77,067)
Accounts payable to related party	452,343	580,041

Cash flows from operating activities	(50,844)	(68,010)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	60,000
Proceeds from related party advances	50,648	21,610

Cash flows from financing activities	50,648	81,610

NET INCREASE (DECREASE) IN CASH	(196)	13,600
Effect of foreign currency translation adjustments	(484)	(7,999)

Cash, beginning of the period	1,753	2,883

Cash, end of the period	$1,073	$8,484

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $76,502 and $17,244 at January 31,
2012 and January 31, 2011 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2012
(unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at January 31, 2012 and 2011, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2011 and 2010 audited financial statements.  The results of operations for the periods ended January 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the nine months ended January 31, 2012 of $561,276 and a working capital deficit of $1,669,303 at January 31, 2012.  The Company has relied on two small equity raises of $30,000 each as well as advances from the CEO director and major shareholder for vital operating expenditures, in addition employees accrued wages have not been paid.

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 during the fiscal year ended April 30, 2011 and $112,500 for the first nine months of the current fiscal year.   At January 31, 2012 Mr. Puselic was owed $363,125 in unpaid fees.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the period ended January 31, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 has been paid at January 31, 2012. As of January 31, 2012 the balance owed to Mercuriali is $33,188.

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. Mr Lukian billed the Company $150,000 during the fiscal year ended April 30, 2011 and $112,500 for the first nine months of the current fiscal year.   At January 31, 2012, Mr. Lukian was owed $269,547 in unpaid fees.

During the nine months ended January 31, 2012 as well as the year ended April 30, 2011 the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $112,500 and $150,000 as an expense in the nine months ended January 31, 2012 and the twelve months ended April 31, 2011 respectively.  At January 31, 2012 $363,125 of these expenses are unpaid and included in accounts payable related party. In addition, for the nine months ended January 31, 2012 General and Administrative expenses amounted to $478,387 of which a total of $450,000 was for related party compensation.

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and a contract consultant.  The CEO and COO are also directors.  Also included in accounts payable related party is the balance owing Mercuriali a company controlled by a director.  These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	January 31	April 30
	2012	2011
Unpaid remuneration	$1,358,297	$908,297
Balance owing Mercuriali	33,188	35,231
Unreimbursed expenses	14,208	9,822
	$1,405,693	$953,350

Advances - Related Party

As of January 31, 2012 and April 30, 2011, the Company owes $149,881 and $99,233, respectively in advances to its CEO and Director. The advances are due on demand, do not bear interest and have no specific terms or repayment. In August 2011, the Board of Directors approved to grant to the CEO and Director a general security interest in all the assets of the company to secure the amounts loaned to the company both in the past and in the future.

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

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the nine months ended January 31, 2012:

	3 Months ended		9 Months ended
	January 31		January 31
	2012	2011	2012	2011
Total Sales	$-	$925	$294	$5,279
Cost of goods sold	-	647	-	2,398
Gross (loss) profit	-	278	294	2,881
Operating expenses	217,723	169,008	561,570	655,199
Net loss befor other items	(217,723)	(168,730)	(561,276)	(652,318)
Other items
Legal settlement expense	-	-	-	34,537
Net loss	$(217,723)	$(168,730)	$(561,276)	$(686,855)
Net loss per share	$0.00	$0.00	$(0.01)	$(0.01)

Total assets	$4,472	$167,434	$4,472	$167,434
Working capital	$(1,669,303)	$(852,585)	$(1,669,303)	$(852,585)

Sales

Sales for the nine months ended January 31, 2012 were $294 a decrease of $4,985 from the January 31, 2011 sales of $5,279. The decrease was due the lack of funds to initiate a marketing and sales campaign.

During the three months ended January 31, 2012 the company did not record any sales, a decrease of $925 or 100% from the three months ending January 31, 2011. The decrease was due to the lack of marketing funds as mentioned above.

Cost of goods sold

The cost of the sales for the nine months ended January 31, 2012 were $0 resulting in a gross profit percent of 100% compared to the nine months ended January 31, 2011 cost of sales of $2,398 and gross profit percent of 54%.  The explanation for the increase in gross profit percent for the nine months ended January 31, 2012 is the result of the impairment of the Company’s inventory in the year ended April 30, 2011.

The cost of sales for the three months ended January 31, 2012 were $0 resulting in a gross profit percent of $0 as compared to the three months ended January 31, 2011 cost of sales of $647 resulting in a gross profit percent of 30%. The explanation for the decrease in the gross profit percent for the three months ended January 31, 2012 is explained above in the year to date sales and no sales recorded for the three month period.

Operating Expenses

General & administrative expenses for the nine months ended January 31, 2012 were $478,387, an decrease of $5,231 or 1.1% over the $483,618 recorded in the same period ended January 31, 2011. Of the $158,682 of general and administrative expenses incurred in the three months ended January 31, 2012, remuneration contributed  96.3% or $152,868, rent 2.2% or $3,555, corporate of 0.8% or $1,341, foreign exchange was a 0.5% credit or $814 and the balance of  $1,732 was for bank charges, travel, office and general expenses. Of the $478,387 of general and administrative expenses incurred year to date ending January 31, 2012, remuneration contributed 96% or $458,606, rent 2.3% or $11,053, corporate 0.9% or $4,304, foreign exchange was 0.5% credit or $2,228 and the balance of 0.7% or $6,652 was for bank charges, insurance, travel and office and general.

General and administrative expenses for the three months ended January 31, 2012 were $158,682, a increase of 2.47% or $3,817 over the $154,865 recorded in the same period ended January 31, 2011. The increase is mainly attributed to the increase in remuneration of the Companies contract consultant.

Professional fees for the nine months ended January 31, 2012 were $81,759 as compared to $157,121 for the nine months ended January 31, 2011 for a decrease of $75,362 or 48% mainly due to a financing deal as explained below.

Professional fees for the three months ended January 31, 2012 were $58,760, an increase of 709% or $51,503 more than the $7,257 recorded in the same period ended January 31, 2011. The increase is due to legal fees related to patent applications in the United States, Europe and Asia.

Marketing expenses incurred in the nine months ended January 31, 2012 were $1,424 as compared to $14,460 for the nine months ended January 31, 2011 for a decrease of $13,036 or 90%. Of that decrease, $7,605 was due to the amortization of the intellectual property which was fully written off in the prior year. In addition, there was a decrease in advertising, trade shows and the associated travel of $5,431 or 81% due to the availability of limited funds for these purposes.

Marketing expenses for the three months ended January 31, 2012 were $280, a decrease of $6,606 or 96% less than the $6,886 recorded in the same period ended January 31, 2011. The decrease is attributable to the 100% decrease in amortization of the intellectual property and a 100% decrease in advertising and trade shows due to the availability of limited funds for these purposes.

Other Items

Legal settlement expense.

During the nine months ended January 31, 2012 there were no other items to record.  However during the three months ended July 31, 2010 the Company recorded the following settlement.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  As at January 31, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been has been paid to satisfy this obligation; however, only $1,500 has been paid at January 31, 2012. As of January 31, 2012 the balance owed to Mercuriali is $33,188 after adjusting for current exchange rates with pound sterling.

Liquidity and Capital Resources

At January 31, 2012, the Company had a working capital deficit of $1,669,303, as compared to a working capital deficit of $1,107,718 at April 30, 2011, resulting in an increase in working capital deficit of $561,585.

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

The Company is presently seeking equity financing to launch it’s planned direct to consumer sales campaign as well as for general working capital requirements.  In the three months ended January 31, 2012 and the nine months ended January 31, 2012 the Company relied on advances from the CEO and director of $13,074 and $37,574 respectively for a year to date total of $50,648.  As well, as all related party management is continuing to accrue unpaid remunerations.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   (Removed and Reserved)

ITEM 5.   Other Information.

None

ITEM 6.   Exhibits.

(a)   Pursuant to rule 601 of Regulation  S-K, the following  exhibits are included herein or incorporated by reference.

Exhibit Number	Description

10.1	General Security Agreement
31.1	Certification of CEO Pursuant TO 18 U.S.C. § 1350, Section 302
31.2	Certification of CFO Pursuant to 18 U.S.C. § 1350, Section 302
32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906
32.2	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 15th day of  March, 2012.

ENHANCE SKIN PRODUCTS INC.

Date: March 15, 2012	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned,  thereunto  duly  authorized,  on this 15th day of  March, 2012.

ENHANCE SKIN PRODUCTS INC.

Date: March 15, 2012	By:	/s/ Brian Lukian
Name: Brian Lukian
Title: Chief Financial Officer, Principal Financial Officer