Form 10-K
period 2012-04-30
Enhance Skin Products Inc
filed 2012-07-31
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Registrant’s telephone number, including area code: (416) 644-8318

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐    No ☒

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 30, 2012 was approximately $1,065,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 30, 2012 was 53,250,000.

i

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

During the second half of 2009, it became apparent that due to the recession, the Direct Dispense business model in the US was changing.  Because of the attrition of funding sources, aesthetic sales reps had to commit increased time and effort helping customers finance equipment purchases, making them reluctant to spend time promoting the sale of lower commission products such as cosmecueticals. This, coupled with the reticence of patients to pay premium prices for unfamiliar brands, made it difficult for the Company to recruit independent sales reps. Sales representatives who did join the Company reported that physician offices were cutting back on product offerings due to the economic climate.

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

Distribution Methods and Marketing Strategy

Direct to Consumer (DTC)

To help the Company create a DTC program with the goal of an average 75% gross profit margin, Management has retained the services of a DTC expert, Mr. Steve Sheiner.  This individual will provide access to affiliate networks utilizing new communication tools such as blogs, web-based social networks (Facebook, Twitter), email, etc., to introduce, and acquire customers for the selected Visible Youth DTC products. This will require modification to and expansion of the Shopping Cart contained in the current Visible Youth web site     (www.visibleyouth.com ). These services have yet to be commenced. In addition, Management will explore electronic retailing DTC networks such as the Home Shopping Network, QVC, ShopNBC, to increase brand recognition and generate sales of the DTC signature products.

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

Whether directed to the DTC or Professional market, our marketing efforts will continue to be focused on clearly defining the company/product message of highly effective skin hydration (It’s The Molecule! TM)  to create user awareness and demand for the company’s products and to establish the Visible Youth™ brand as a pioneer and leader in the category. The Visible Youth “Professional” products will be positioned as the premier protocol for post skin resurfacing procedures to which end we will attend three to four national trade shows on an annual basis.

Raw Materials and Suppliers

Medical grade hyaluronan is supplied by a number of manufacturers world-wide. The Company secures its supply from a fermentation expert.

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

Shares of our common stock are issued in registered form.  Globex Transfer, LLC. 789  Deltona Blvd., Deltona, FL, 32725 (Telephone:  (386) 206-1133; Facsimile:  (386)  278-3124) is the registrar and transfer  agent for our common shares.  On April 30, 2012 we had 53,250,000 shares outstanding.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities for the year ended April 30, 2012.

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

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the year ended April 30, 2012.

	Fiscal Year ended April 30,
	2011	2012	$ Change	% Change
Total Sales	$5,399	$294	$(5,105)	-94.5%
Cost of goods sold	2,450	-	(2,450)	-100.0%
Inventory impairment	75,535	-	(75,535)	-100.0%
Gross (loss) profit	(72,586)	294	72,880	100.4%
Operating expenses	833,358	800,075	33,283	4.0%
Net loss before other items	(905,944)	(799,781)	106,163	11.7%
Other items
Impairment of other assets	-	3,450	3,450	-100.00%
Write off intangible assets	77,440	-	(77,440)	-100.00%
Legal settlement expense	36,714	-	(36,714)	-100.00%
Net loss	$(1,020,098)	$(803,231)	$(216,867)	21.2%

Net loss per share	$(0.02)	$(0.02)	$0.00	0.0%

Total assets	$5,410	$1,075	$(4,335)	-80.1%
Working capital	$(1,107,718)	$(1,907,529)	$(799,811)	-72.2%

Balance sheet – April 30, 2012

Cash

At April 30, 2012 the Company had $1,075 of cash on hand a decrease of $678 from the April 30, 2011 balance of $1,753.

Prepaid and deposits

At April 30, 2012 the balance of prepaid insurance was $nil, a decrease of $83 from the April 30, 2011 balance of prepaid insurance of $83. The $83 balance at April 30, 2011 related to the Company’s product liability insurance. Due to a decrease in the Company’s sales in fiscal 2012, no such insurance was obtained in 2012.

Sales tax recoverable

The Company recovers sales tax paid, which is filed on a quarterly basis. At April 30, 2012, $3,450 was claimed as recoverable compared to the April 30, 2011 balance of $3,574. The Company made an impairment provision of the balance of $3,450 at year end.

Accounts payable and accrued liabilities

At April 30, 2012 accounts payable and accrued liabilities was $179,806, an increase of $122,835 from the April 30, 2011 balance of $56,971.  The increase represents unpaid invoices from various consultants for the services received during the year which is a result of the Company having insufficient cash.

Accounts payable related party

The balance at April 30, 2012 of $1,555,693 increased by $602,343 from the $953,350 balance at April 30, 2011.  At April 30, 2012 this balance $1,555,693 consisted of unreimbursed $33,188 legal settlement expense to a director and $1,522,505 unpaid remuneration to the CEO, CFO and COO of the Company.

Advances related party

During the year ended April 30, 2012 as the company’s cash was depleted the CEO and Director advanced funds to the Company to pay for critical expenses.  These advances are unsecured, not interest bearing and there are no repayment terms.  The balance at April 30, 2012 of $173,105 increased by $73,872 from the balance at April 30, 2011 of $99,233.

Common Stock

At April 30, 2012 there were 53,250,000 shares of common stock issued out of the authorized 100,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $53,250.

Additional paid-in Capital

At April 30, 2012 the balance of additional paid in capital was $1,498,055. No change from last year.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at April 30, 2012 was $(3,303) an increase of $154 from the April 30, 2011 balance of $(3,149).

Statement of Operations – April 30, 2012

Sales

Sales for the year ended April 30, 2012 continued to be disappointing at $294 compared to the previous year of $5,399.  The Company is presently attempting to raise equity financing in order to increase activity in a direct to consumer marketing campaign.

Gross profit

No purchases were made during the year April 30, 2012, there was only a sale of $294 during the year April 30, 2012.  Included in the cost of sales of 2011 was the impaired inventory of $75,535. Without that impairment gross profit for the year ended April 30, 2011 was $2,949 or 54.6% of sales compared to the $294 or 100% of sales for the year ended April 30, 2012.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for year ended April 30, 2012 were $636,822 compared to the $645,756 incurred in the year ended April 30, 2011.  The decrease was $8,934 or 1.04%.   The decrease can be mainly attributed to the decrease in remuneration.

Remuneration is 96% of the total general & administrative expense in 2012.  In the year ended April 30, 2012 remuneration was  $611,475 a decrease of $3,965 from the $615,440 recorded in the year ended April 30, 2011.  Rent expense was $15,012 in 2012 compared to $18,241 in 2011.  Corporate expense relating to public company disclosure of $5,658 in 2012 compared to $8,684 in 2011.  Product liability insurance of $83 in 2012 compared to $962 in 2011.  Office expense was $2,833 in 2012 compared to $9,976 in 2011.  Bank charges were $650 in 2012 compared to $1,321 in 2011 and foreign exchange gain of $2,228 in 2012 compared to the 2011 of $11,260.

Professional fees.

Professional fees in the year ended April 30, 2012 were $161,783 compared to the $170,128 incurred in the year ended April 30, 2011 a decrease of $8,345.  In 2012   legal and other expenses were $132,328, and audit expenses were $29,455 whereas in 2011 these expenses were $149,231 and $20,897 respectively.

Marketing

In 2012 Marketing expenses were $1,470 compared to $17,474 in 2011 a decrease of $16,004.  In 2012 no advertising and trade show activities were carried out due to the liquidity issue.  The total costs of 2012 comprise of warehousing costs of $802 (2011 - $1,799) and internet website maintenance costs of $668 (2011 - $3,750).

Other Items

Impairment of other assets

As at April 30, 2012, the Company made an impairment provision of the entire balance of sales tax receivable of $3,450.

Legal settlement expense.

In 2012 legal and settlement expense was $nil compared to $36,714 in 2011.  On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from any future financing the Company will pay 5% of the gross proceeds to Mercuriali until the GBP22,082 has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Therefore, for the year ended April 30, 2011 the Company recorded the amount of $36,714, as compared to nil for the current  year ended April 30, 2012.

Write off intangible assets

No write offs or intangible at the year end April 2012.  At year end April 30, 2011 the Company reviewed the intangible assets for impairment.  As a result of the previous two years of disappointing sales it was decided to write down these assets to nil.  At April 30, 2011 after taking the years amortization the unadjusted net book value of Patent applications were $47,405 and the net book value of the trademarks were $30,035.  Both of these assets were written down  in 2011to nil for a combined expense of $77,440.

Liquidity and Capital Resources

In the year ended April 30, 2012 the CEO, director made further advances to the Company of $73,872.  In the year ended April 30, 2011 the CEO made advances of $99,233.  At April 30, 2012 the total advances to the Company by the CEO was $173,105.

At April 30, 2012, the Company had a working capital deficit of $1,907,529 compared to a working capital deficit of $1,107,718 at the year ended April 30, 2011.  The decrease is due entirely to the continued losses of the Company.

At April 30, 2012 the total assets were $1,075 as compared to the total assets $5,410 at April 30, 2011.  The decrease of $4,335 is mainly due impairment provision for sales tax of $3,450 and reduction in cash balance by $678.

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

In the year ended April 30, 2012 the Company relied on advances from the CEO and director of $73,872.

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

We have audited the accompanying consolidated balance sheets of Enhance Skin Products, Inc. as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Enhance Skin Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Products, Inc. as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has negative working capital at April 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 19, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

	April 30	April 30
	2012	2011

ASSETS
Current
Cash	$1,075	$1,753
Prepaid & deposits	-	83

Total current assets	1,075	1,836

Other assets
Sales tax receivable	-	3,574

Total other assets	-	3,574

Total assets	$1,075	$5,410

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$179,806	$56,971
Accounts payable to related party	1,555,693	953,350
Advances from related party	173,105	99,233

Total current liabilities	1,908,604	1,109,554

Stockholders' equity (deficit)
Authorized:
200,000,000 common shares par value $0.001
as of April 30, 2012 and April 30, 2011, respectively
Issued and outstanding 53,250,000 common shares as of
April 30, 2012 and April 30, 2011, respectively	53,250	53,250
Additional paid-in capital	1,498,055	1,498,055
Accumulated other comprehensive loss	(3,303)	(3,149)
Deficit	(3,455,531)	(2,652,300)

Total stockholders' equity (deficit)	(1,907,529)	(1,104,144)

Total liabilities and stockholders' equity	$1,075	$5,410

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years ended April 30, 2012 and April 30, 2011

	For the years ended
	April 30	April 30
	2012	2011

Revenue	$294	$5,399

Cost of goods sold	-	2,450
Inventory impairment	-	75,535

Gross profit (loss)	294	(72,586)

EXPENSES
Operating expenses	-	-
General & administrative	636,822	645,756
Professional fees	161,783	170,128
Marketing	1,470	17,474

Total Expenses	800,075	833,358

Net loss before other items	(799,781)	(905,944)

Other items
Impairment of other assets	3,450	-
Legal settlement expense	-	36,714
Write off intagible assets	-	77,440

Net loss before income taxes	(803,231)	(1,020,098)

Provision for income taxes	-	-

Net loss	$(803,231)	$(1,020,098)

Other comprehensive loss - Foreign currency translation adjustment	$(154)	$(9,313)
Comprehensive loss	$(803,385)	$(1,029,411)
Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common
shares outstanding	53,250,000	51,837,671

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended April 30, 2012 and April 30, 2011

				Accumulated
			Additional	other		Total
	Common Stock		paid in	Comprehensive		Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance April 30, 2010	49,250,000	49,250	1,337,055	6,164	(1,632,202)	(239,733)

Common stock sold at $0.04 per share for cash	750,000	750	29,250			30,000
Common stock issued with indirect
primary offering agreement for services	1,750,000	1,750	103,250			105,000
Common stock sold at $0.02 per share for cash	1,500,000	1,500	28,500			30,000
Translation adjustment				(9,313)		(9,313)
Net loss for the year					(1,020,098)	(1,020,098)

Balance April 30, 2011	53,250,000	$53,250	$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)

Translation adjustment				(154)		(154)
Net loss for the year					(803,231)	(803,231)

Balance April 30, 2012	53,250,000	53,250	1,498,055	(3,303)	(3,455,531)	(1,907,529)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended April 30, 2012 and April 30, 2011

	For the years ended
	April 30	April 30
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(803,231)	$(1,020,098)
Amortization of intangible assets	-	10,143
Stock issued for services	-	105,000
Changes in operating assets and liabilities:
Sales tax recoverable	124	(2,994)
Prepaids & deposits	83	2,783
Inventory	-	78,792
Impairment of other assets	3,450	-
Write off intangible assets	-	77,440
Accounts payable and accrued liabilities	122,835	(69,281)
Accounts payable to related party	602,343	736,178

Cash flows from operating activities	(74,396)	(82,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Procceds from issuance of common stock	-	60,000
Proceeds from related party advances	73,872	30,220

Cash flows from financing activities	73,872	90,220

NET INCREASE (DECREASE) IN CASH	(524)	8,183
Effect of foreign currency translation adjustments	(154)	(9,313)

Cash, beginning of the period	1,753	2,883

Cash, end of the period	$1,075	$1,753

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $73,872 and $25,854 at April 30,
2012 and April 30, 2011 respectively.
The Company issued stock for services (non-cash activity) in the year ended April 30, 2011 in the amount of $105,000, which is reflected as a part of the Operating Activities of the Company above.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2012

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. The accompanying financial statements of The Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein below:

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less.   At April 30, 2011 the Company had a cash balance of $1,753 compared to a cash balance of $1,075 at April 30, 2012.

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

COST OF GOODS SOLD
Includes the cost of the product as well as the shipping and handling costs related to the sale.  Inventory previously impaired and subsequently sold trigger no cost of goods sold.

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

The Company recognizes product sales generally at the time the product is shipped. In certain instances the Company recognizes revenue on a C.O.D. basis. Concurrent with the recognition of revenue, the Company is determining a suitable provision for the estimated cost of product returns. Once this provision is determined revenue will be reduced for estimated product returns. However, as of April 30, 2012 there have been no product returns. Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized. Shipping and handling charges to the customer are included in revenue and the associated costs are included in cost of goods sold. Although the Company has written down the inventory to nil as the value of the inventory is considered to be impaired due to lack of significant sales the products are still available for sale on the Company’s web site.

ADVERTISING EXPENSE

The Company’s policy regarding advertising is to expense advertising when incurred.  Advertising expense was $nil and $1,490 for the year ended April 30, 2012 and April 30, 2011, respectively.

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

PRODUCT DEVELOPMENT COSTS

Product development costs are expensed as incurred. Product development expenses were nil and nil for the years ended April 30, 2012 and April 30, 2011, respectively.

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

NOTE 4.   GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the year ended April 30, 2012 of $803,231, and a working capital deficit of $1,907,529.  The Company has relied on advances from the CEO director and major shareholder for vital operating expenditures, in addition employees accrued wages have not been paid.

The ability of the Company to become a profitable entity is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations.  In response to these problems, management has planned the following actions:

■
Management is presently seeking various financing options, including merger, to fund its direct to consumer sales campaign. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 19, 2012, the Company entered into a written Agreement and Plan of Merger (the “Merger Agreement”) with Age Reversal, Inc., a Maryland corporation (“ARI”)  as disclosed in Note 14.

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

The Company had 53,250,000 shares of Common Stock issued and outstanding at April 30, 2012 and April 30, 2011, respectively.

NOTE 7.   WARRANTS

Warrants for 750,000 shares were issued by the Company in August 2008. Specifically, the Company sold 1,500,000 shares of Common Stock for $1,500,000 to accredited investors and issued warrants to purchase 750,000 shares of Common Stock at an exercise price of 1.40 per share expiring August 14, 2010. The warrants were not exercised and therefore expired on August 14, 2010.

NOTE 8.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 each during the fiscal years ended April 30, 2011 and 2012.   At April 30, 2012 Mr. Puselic was owed $400,625 in unpaid fees.

Accounts Payable to Related Party.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 has been paid at April 30, 2012. As of April 30, 2012 the balance owed to Mercuriali is $33,188.

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal year is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. Mr Lukian billed the Company $150,000 each during the fiscal years ended April 30, 2011 and 2012.   At April 30, 2012, Mr. Lukian was owed $307,047 in unpaid fees.

During the year ended April 30, 2012 as well as 2011 the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $150,000 each as an expense for the years ended April 30, 2012 and 2011.  At April 30, 2012 $400,625 of these expenses are unpaid and included in accounts payable related party. In addition, for the year ended April 30, 2012 General and Administrative expenses amounted to $636,822 of which a total of $562,500 was for related party compensation.

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and a contract consultant.  The CEO and COO are also directors.  Also included in accounts payable related party is the balance owing Mercuriali a company controlled by a director.  These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	April 30	April 30
	2012	2011
Unpaid remuneration	$1,508,297	$908,297
Balance owing Mercuriali	33,188	35,231
Unreimbursed expenses	14,208	9,822
	$1,555,693	$953,350

NOTE 9.   ADVANCES FROM RELATED PARTY

As of April 30, 2012 and April 30, 2011, the Company owes $173,105 and $99,233, respectively in advances to its CEO and Director. The advances are due on demand, do not bear interest and have no specific terms or repayment.

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

At April 30, 2011, the Company had unused net operating loss carryovers of approximately $1,020,098 and $729,031 for the years ended April 30, 2011 and 2010 respectively.  These losses are available to offset taxable income and will expire between 2026 and 2031.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States federal corporate income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	April 30	April 30
	2012	2011
Income tax benefit at statutory rate	$397,838	$288,278
Valuation analysis	(397,838)	(288,278)
Income tax benefit per books	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30	April 30
	2012	2011
NOL carryover	$953,351	$555,513
Valuation allowance	(953,351)	(555,513)
Net deferred tax asset	$-	$-

NOTE 11.   OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has a monthly lease commitment of $1,151 expiring October 31, 2012.  Rent expense was $15,012 and $18,241 for the years ended April 30, 2012 and April 30, 2011 respectively.   The Company has employment agreements with the CEO and COO as well as a service agreement with a third party for business development and administering contracts.

Summary

Fiscal	Lease	Employment	Contracted
Year	Agreement	agreements	Services	Total
2013	$6,906	$150,000	$300,000	$456,906
2014	-	150,000	300,000	450,000
2015	-	43,750	300,000	343,750
2016	-	-	300,000	300,000
2017	-	-	300,000	300,000

Thereafter each year 2018	-	-	250,000	250,000
2021	-	-	150,000	150,000
2022	-	-	150,000	150,000
2023		43,750	150,000	193,750
2024		-	150,000	150,000
2025		-	50,000	50,000

Contingency

The Company has offered the four officers to replace their notes payable, totaling $953,350, to convertible notes at $0.033 per share, but none of the officers have yet accepted the offer.  The beneficial conversion feature based on the price of the last trade prior to April 30, 2012, would be zero, as the stock was trading below this conversion price.  If the offer is accepted, and the proposed conversion options exercised, the Company would be obligated to issue the officers 28,889,934 new shares which would require the Company to increase its authorized share capital.

NOTE 12.   SUBSEQUENT EVENTS

Management has analyzed subsequent events as of the filing date and believes that, except for the following, there are no material events to report.

On June 19, 2012, the Company entered into a written Agreement and Plan of Merger (the “Merger Agreement”) with Age Reversal, Inc., a Maryland corporation (“ARI”).  Pursuant to the Merger Agreement, ARI will merge with and into the Company, with the Company remaining as the surviving corporation (the “Merger”).  In exchange for all of the outstanding shares of ARI’s common stock (1,250,000 shares), holders of ARI’s common stock will be entitled to receive 6,288,703 shares of the Company’s common stock.  Additionally, the Company will assume certain warrant obligations of ARI and will issue to certain persons and entities affiliated with ARI warrants to purchase 1,220,424 shares of the Company’s common stock at a per share exercise price equal to the average trading price of the Company’s common stock for the 10 trading days immediately preceding the date of exercise of those warrants.   The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 1.1 to the Form 8-K filed by the Company on June 21, 2012 and which is incorporated herein in its entirety by reference.

On June 19, 2012, the board approved entering into Termination Agreements with Samuel Asculai, Christopher Hovey, Samuel Asculai and Brian Lukian by unanimous written consent. The agreements have been executed but only become effective at Closing of the Merger.  Pursuant to these agreements, and in consideration of various employment and consulting services provided to the Company for which they have not been compensated, at the closing of the Merger, ESP shall issue shares to Samuel Asculai, Christopher Hovey and Drasko Puseljic.    Upon their receipt of the respective number of ESP’s common stock, Samuel Asculai, Christopher Hovey, Brian Lukian and Drasko Puseljic shall release ESP from any and all liability relating to the services provided by them to ESP.  The foregoing description of the Termination Agreements is qualified in its entirety by reference to the full text of the Termination Agreements, a copy of which are attached as Exhibits 10.1 to 10.4 of this Form 10-K  and which are incorporated herein in their entirety by reference.

On May 31, 2012, Mr. Brian Lukian, the Company's Chief Financial Officer, resigned his position.  Dr. Samuel S. Asculai, Chief Executive Officer, of the Company assumed the responsibilities of the Chief Financial Officer effective June 1, 2012.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that, as of April 30, 2012, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

ENHANCE SKIN PRODUCTS INC.

/s/ Samuel S. Asculai
Dr. Samuel S. Asculai
Chief Executive Officer and Chief Financial Officer, Acting Principal Accounting Officer

ITEM 9B.   OTHER INFORMATION

None.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Samuel Asculai, Ph.D.	70	President and Chief Executive Officer and Director (1)	Officer since August 30, 2008

Frode Botnevik	65	Director	August 30, 2008

Donald Nicholson	54	Director(1)	February 6, 2009

Christopher Hovey	68	Chief Operating Officer and Vice President of Sales Director	August 14, 2008

Brian Lukian	64	Chief Operating Officer and Treasurer (2)	August 14, 2008

Zenas B. Noon	76	Director	August 30, 2008

(1)
On February 6, 2009, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed to the Board of Directors of the Company by written consent of the holder of in excess of 50% of the Company’s voting stock.

(2)	On May 31, 2012, Mr. Brian Lukian resigned from his position as the Chief Financial Officer and Dr. Samuel Asculai assumed the responsibilities of the Chief Financial Officer and Treasurer.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must satisfy to be recommended for Board membership.  Rather, the Board or management evaluates the combination of skills and experience that a particular candidate offers, considers how that candidate satisfies the Board’s current expectations with respect to each such criterion and makes a determination regarding whether that candidate should be recommended to the stockholders for election as a director.  During our fiscal year ended April 30, 2012, we received no recommendation for directors from our stockholders.

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Registrant for services rendered for the past two completed fiscal years to the principal executive officer and to the company’s most highly compensated executive officers other than the principal executive officer (the “named executive officers”) whose cash compensation exceeded $100,000 during 2012:

Summary Compensation Table

Name and Principal position	Year	Salary ($)	Bonus ($)	All other Compensation ($)	Total ($)

Dr Samuel S. Asculai CEO (1)	2012	150,000	-	-	150,000
	2011	150,000	-	-	150,000
Christopher Hovey COO VP Sales (1)	2012	150,000	-	-	150,000
	2011	150,000	-	-	150,000
Brian Lukian (2)	2012	150,000	-	-	150,000
	2011	150,000	-	-	150,000

(1)	In 2012 actual cash paid was nil and $150,000 is included in accounts payable to related party, in 2011 actual cash paid was nil and $150,000 is included in accounts payable related party.
(2)	In 2012 actual cash paid was nil and $150,000 is included in accounts payable to related party, in 2011 actual cash paid was $4,953 and $145,047 is included in accounts payable to related party.

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

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal 2010 is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. During 2011 and 2012, Mr. Lukian billed the Company $150,000 and $150,000 respectively, and was owed $307,047 at April 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2012, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities  were awarded to our  executive officers.

DIRECTOR COMPENSATION

We have not  reimbursed our directors for expenses  incurred in connection  with attending  board  meetings  nor have we paid any  directors  fees or other  cash compensation  for services  rendered as a director in the period ended April 30, 2012.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 30, 2012, certain information regarding the Company’s outstanding shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

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

	Financial Year Ended
	2011	2010
Audit fees	$16,000	$23,040
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$23,040

In each of the last two fiscal years ended April 30, 2012 and 2011, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   Pursuant to Rule 601 of Regulation  S-K, the following  exhibits are included herein or incorporated by reference.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to registration Statement on Form SB-2 filed on June 6, 2006
3.2	Bylaws (incorporated by reference to Registration statement on Form SB-2 filed on June 6, 2006
10.1	Termination Agreement, Puseljic
10.2	Termination Agreement, Asculai
10.3	Termination Agreement, Hovey
10.4	Termination Agreement, Lukian
31.1	Certification of CEO Pursuant TO 18 U.S.C. ss. 1350, Section 302
31.2	Certification of CFO Pursuant to 18 U.S.C. ss. 1350, Section 302
32.1	Certification Pursuant to 18 U.S.C. ss.1350, Section 906
32.2	Certification Pursuant to 18 U.S.C. ss. 1350, Section 906

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf  by the  undersigned, thereunto duly  authorized, on this 30th day of July, 2012.

ENHANCE SKIN PRODUCTS INC.

Date: July 30, 2012	By:	/s/ Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Principal Executive Officer
Chief Financial Officer, Principal Financial Officer