Form 10-Q
period 2012-07-31
Enhance Skin Products Inc
filed 2012-09-14
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 31, 2012
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

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

Number of shares outstanding of the registrant's class of common stock as of July 31, 2012: 53,250,000

ENHANCE SKIN PRODUCTS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 31	April 30
	2012	2012

ASSETS
Current
Cash	$781	$1,075
Prepaid & deposits	-	-

Total current assets	781	1,075

Other assets
Sales tax receivable	-	-

Total other assets	-	-

Total assets	$781	$1,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$221,767	$179,806
Accounts payable to related parties	1,555,693	1,555,693
Advances from related parties	191,940	173,105

Total current liabilities	1,969,400	1,908,604

Stockholders' equity (deficit)
Authorized:
200,000,000 common shares par value $0.001
as of July 31, 2012 and April 30, 2012, respectively
Issued and outstanding 53,250,000 as of
July 31, 2012 and April 30, 2012	53,250	53,250
Additional paid-in capital	1,498,055	1,498,055
Accumulated other comprehensive income	(3,287)	(3,303)
Deficit	(3,516,637)	(3,455,531)

Total stockholders' equity (deficit)	(1,968,619)	(1,907,529)

Total liabilities and stockholders' equity	$781	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended July 31, 2012 and July 31, 2011
(Unaudited)

	For the three months ended
	July 31	July 31
	2012	2011

Revenue	$-	$294

Cost of goods sold	-	-

Gross (loss) profit	-	294

EXPENSES
Operating expenses
General & administrative	8,241	161,054
Professional fees	52,523	15,743
Marketing	342	537

Total Operating Expenses	61,106	177,334

loss before other items	(61,106)	(177,040)

Other items
Legal settlement expense	-	-

Loss before income taxes	(61,106)	(177,040)

Provision for income taxes	-	-

Net loss	$(61,106)	$(177,040)

Other comprehensive gain(loss) - Foreign currency translation adjustment	$16	$(78)

Comprehensive loss	$(61,090)	$(177,118)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	53,250,000	53,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended July 31, 2012 and the year ended April 30, 2012
(Unaudited)

					Accumulated
				Additional	other		Total
	Common Stock			paid in	Comprehensive		Stockholders
	Shares	Amount		Capital	income	Deficit	Equity

Balance April 30, 2011	53,250,000	$53,250		$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)

Translation adjustment	-	-		-	(154)	-	(154)
Net loss for the year	-	-		-	-	(803,231)	(803,231)

Balance April 30, 2012	53,250,000	53,250		1,498,055	(3,303)	(3,455,531)	(1,907,529)

Translation adjustment	-		-	-	16	-	16
Net loss for the period	-		-	-	-	(61,106)	(61,106)

Balance July 31, 2012	53,250,000	$53,250		$1,498,055	$(3,287)	$(3,516,637)	$(1,968,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2012 and July 31, 2011
(Unaudited)

	For the three months ended
	July 31	July 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(61,106)	$(177,040)
Amortization of intangible assets	-	-
Changes in operating assets and liabilities:
Sales tax recoverable	-	15
Prepaids & deposits	-	83
Inventory	-	-
Accounts payable and accrued liabilities	41,961	9,270
Accounts payable to related party	-	152,481

Cash flows from operating activities	(19,145)	(15,191)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party advances	18,835	15,222

Cash flows from financing activities	18,835	15,222

NET INCREASE (DECREASE) IN CASH	(310)	31
Effect of foreign currency translation adjustments	16	(78)

Cash, beginning of the period	1,075	1,753

Cash, end of the period	$781	$1,706

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Included in changes to accounts payable related party are non cash items of $nil and $41,076 at July 31, 2012 and July 31, 2011 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 31, 2012
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 2012 and 2011, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 and 2011 audited financial statements. The results of operations for the periods ended July 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the three months ended July 31, 2012 of $61,106, and a working capital deficit of $1,968,619.  The Company has relied on advances from the CEO,  director and a related party to meet the working capital requirements.

The ability of the Company to become a profitable entity is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations.  In response to these problems, management has planned the following action:

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

On June 19, 2012, the Company entered into a written Agreement and Plan of Merger (the “Merger Agreement”) with Age Reversal, Inc., a Maryland corporation (“ARI”)  as disclosed in Note 12 to the financial statements for the year ended April 30, 2012.

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 each during the previous fiscal years ended April 30, 2012 and 2011.    At July 31, 2012 Mr. Puselic was owed $400,625 in unpaid fees.

Accounts Payable to Related Party.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal year ended April 30, 2012. As of July 31, 2012 the balance owed to Mercuriali is $33,188.

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal year is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. Mr Lukian billed the Company $150,000 each during the previous fiscal years ended April 30, 2012 and 2011.   At July 31, 2012, Mr. Lukian was owed $307,047 in unpaid fees.

During the previous years ended April 30, 2012 as well as 2011 the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $150,000 each as an expense for the previous  years ended April 30, 2012 and 2011.  At July 31, 2012 $400,625 of these expenses are unpaid and included in accounts payable related party. In addition, for the previous year ended April 30, 2012 General and Administrative expenses amounted to $636,822 of which a total of $562,500 was for related party compensation.  No such expenses were recorded during the three months ended July 31, 2012.

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and a contract consultant.  The CEO and COO are also directors.  Also included in accounts payable related party is the balance owing Mercuriali a company controlled by a director.  These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	July 31	April 30
	2012	2012

Unpaid remuneration	$1,508,297	$1,508,297
Balance owing Mercuriali	33,188	33,188
Unreimbursed expenses	14,208	14,208
	$1,555,693	$1,555,693

NOTE 5.   ADVANCES FROM RELATED PARTY

As of July 31, 2012 and April 30, 2012, the Company owes $191,940 and $173,105, respectively in advances to its CEO and Director and a related party. The advances are due on demand, do not bear interest and have no specific terms or repayment.

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

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the three months ended July 31, 2012.

	Three months ended July 31,
	2012	2011	$ Change	% Change
Total Sales	$-	$294	$(294)	-100%
Cost of goods sold	-	-	-	-
Gross profit	-	294	(294)	-100%
Operating expenses	61,106	177,334	(116,228)	-66.0%
Net loss	(61,106)	(177,040)	(115,934)	-65%

Net loss per share	$(0.00)	$(0.00)	$0.00	0.0%
Balances as at July 31, 2012 and April 30, 2012

Total assets	$781	$1,075	$(294)	-27%
Working capital	$(1,968,619)	$(1,907,529)	$(61,090)	-3%

Balance sheet – July 31, 2012

Cash

At July 31, 2012 the Company had $781 of cash on hand,  a decrease of $294 from the April 30, 2012 balance of $1,075.

Accounts payable and accrued liabilities

At July 31, 2012 accounts payable and accrued liabilities was $221,767, an increase of $41,961from the April 30, 2012 balance of $179,806.  The increase represents unpaid invoices from various consultants for the services received during the three months ended July 31, 2012 which is a result of the Company having insufficient cash.

Accounts payable to related parties

There is no change in the balance of account payable to related parties from April 30, 2012.  At April 30, 2012 this balance $1,555,693 consisted of unreimbursed $33,188 legal settlement expense to a director and $1,522,505 unpaid remuneration to the CEO, CFO and COO of the Company.

Advances from related parties

During the three months ended July 31, 2012 as the company’s cash was depleted, the CEO and a related party advanced funds to the Company to pay for critical expenses.  These advances are unsecured, non- interest bearing and there are no repayment terms.  The balance at July 31, 2012 of $191,940 increased by $18,835 from the balance at April 30, 2012 of $173,105.

Common Stock

At April 30, 2012 there were 53,250,000 shares of common stock issued out of the authorized 200,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $53,250.

Additional paid-in Capital

At July 31, 2012 the balance of additional paid in capital was $1,498,055. No change from April 30, 2012.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at July 31, 2012 was $(3,287) a decrease of $16 from the April 30, 2012 balance of $(3,303).

Statement of Operations – Three months ended July 31, 2012

Sales

Sales for the three months ended July 31, 2012 was $nil compared to the previous period of $294.  The Company is presently attempting to raise equity financing in order to increase activity in a direct to consumer marketing campaign.

Gross profit

No sales or purchases were made during the three months ended July 31, 2012.  There was a sale of $294 during the three months ended July 31, 2011.

 Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for the three months ended July 31, 2012 were $8,241 compared to the $161,054 incurred for the three months ended July 31, 2011.  The decrease was $152,813 or 95%.   The decrease is mainly attributed to the decrease in executive remuneration.  No remuneration was charged by the executives for the three months ended July 31, 2012 as compared to $150,000 remuneration charged by the executives for the three months ended July 31, 2012.

Professional fees.

Professional fees for the three months ended July 31, 2012 were $52,523 compared to the $15,743 incurred for the three months ended July 31, 2011, an increase of $36,780.  In 2012   legal expenses were $49,523, and audit expenses were $3,000 whereas in 2011 these expenses were $5,243 and $10,500, respectively.  The increase in legal expenses in 2012 is mainly due to the proposed Merger Agreement with Age Reversal Inc. and related regulatory and other requirements.

Marketing

Marketing expenses for the three months ended July 31, 2012 were $342 compared to $537 for the three months ended July 31, 2011,  a decrease of $195.

Liquidity and Capital Resources

In the three months ended July 31, 2012 the CEO and a related party made advances to the Company of $18,835.  At July 31, 2012 the total advances to the Company by the CEO and a related party was $172,943 and $18,997,  respectively.

At July 31, 2012, the Company had a working capital deficit of $1,968,619 compared to a working capital deficit of $1,907,529 at April 30, 2012.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At July 31, 2012 the total assets were $781 as compared to the total assets $1,075 at April 30, 2012.  The decrease of $294 is primarily due to reduction in cash balance.

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

In the three months ended July 31, 2012 the Company relied on advances from the CEO and a related party as explained in liquidity and capital resources.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2012.

ENHANCE SKIN PRODUCTS INC.

Date: September 14, 2012	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Chief Financial Officer and Principal Executive Officer