Form 10-Q
period 2012-10-31
Enhance Skin Products Inc
filed 2012-12-14
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended October 31, 2012

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

Number of shares outstanding of the registrant's class of common stock as of October 31, 2012: 53,250,000.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	As at October 31,	As at April 30,
	2012	2012

ASSETS
Current
Cash	$657	$1,075
Prepaid and deposits	-	-

Total current assets	657	1,075

Other assets
Sales tax receivable	-	-

Total other assets	-	-

Total assets	$657	$1,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$214,216	$179,806
Accounts payable to related parties	1,555,693	1,555,693
Advances from related parties	200,152	173,105

Total current liabilities	1,970,061	1,908,604

Stockholders' equity (deficit)
Authorized:
200,000,000 common shares par value $0.001
as of October 31, 2012 and April 30, 2012, respectively
Issued and outstanding 53,250,000 as of
October 31, 2012 and April 30, 2012	53,250	53,250
Additional paid-in capital	1,510,182	1,498,055
Accumulated other comprehensive income	(3,288)	(3,303)
Deficit	(3,529,548)	(3,455,531)

Total stockholders' deficit	(1,969,404)	(1,907,529)

Total liabilities and stockholders' deficit	$657	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended October 31, 2012 and 2011
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$294

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	294

EXPENSES

General and administrative	6,411	158,651	14,652	319,705
Professional fees	6,500	7,255	59,023	22,998
Marketing	-	607	342	1,144

	12,911	166,513	74,017	343,847

Loss before other items	(12,911)	(166,513)	(74,017)	(343,553)

Loss before income taxes	(12,911)	(166,513)	(74,017)	(343,553)

Provision for income taxes	-	-	-	-

Net loss	$(12,911)	$(166,513)	$(74,017)	$(343,553)

Other comprehensive (loss)/gain	(1)	(78)	15	(199)

Comprehensive loss	$(12,912)	$(166,591)	$(74,002)	$(343,752)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding	53,250,000	53,250,000	53,250,000	53,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended October 31, 2012 and the year ended April 30, 2012
(Unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock			Paid-in	Comprehensive		Stockholders
	Shares	Amount		Capital	Income	Deficit	Equity

Balance April 30, 2011	53,250,000	$53,250		$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)
Translation adjustment	-		-	-	(154)	-	(154)
Net loss for the year	-		-	-		(803,231)	(803,231)

Balance April 30, 2012	53,250,000	$53,250		$1,498,055	$(3,303)	$(3,455,531)	$(1,907,529)
Translation adjustment	-		-	-	15	-	15
Contributed capital (Note 8)	-		-	12,127	-	-	12,127
Net loss for the period	-		-	-		(74,017)	(74,017)

Balance October 31, 2012	53,250,000	$53,250		$1,510,182	$(3,288)	$(3,529,548)	$(1,969,404)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2012 and 2011
(Unaudited)

	Six Months Ended
	October 31,	October 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(74,017)	$(343,553)
Adjustment – Non-cash item:
Contributed capital (Note 8)	12,127	-
Changes in operating assets and liabilities:
Sales tax recoverable	-	143
Prepaid and deposits	-	83
Accounts payable and accrued liabilities	34,410	2,644
Accounts payable to related parties	-	302,805
Cash flows from operating activities	(27,480)	(37,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	27,047	37,573
Cash flows from financing activities	27,047	37,573

NET DECREASE IN CASH	(433)	(305)
Effect of foreign currency translation adjustments	15	(199)

Cash, beginning of the period	1,075	1,753

Cash, end of the period	$657	$1,249

Included in changes to accounts payable related party are non cash items of $nil and $63,427 at October 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 2012 and 2011, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 and 2011 audited financial statements. The results of operations for the periods ended October 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the six months ended October 31, 2012 of $74,017, and a working capital deficit of $1,969,404.  The Company has relied on advances from the CEO, director and a related party to meet the working capital requirements.

The ability of the Company to become a profitable entity is dependent upon the Company’s successful efforts to generate sales and then attain profitable operations.  In response to these problems, management has planned the following action:

●	Management is presently seeking financing to fund its direct to consumer sales campaign. There can be no assurances, however, that management’s expectations of future sales will be realized.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 each during the previous fiscal years ended April 30, 2012 and 2011.    At October 31, 2012 Mr. Puselic was owed $400,625 in unpaid fees.  No such expenses incurred during the three and six months ended October 31, 2012 pursuant to the termination agreement with the Company.

Accounts Payable to Related Party.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd., a company controlled by Donald Nicholson, a director of the Company (“Mercuriali”).  The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal year ended April 30, 2012. As of October 31, 2012 the balance owed to Mercuriali is $33,188.

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our Chief Financial Officer. The agreement has an initial term of five years, which may be renewed for additional two year periods after such initial term and provides for payment of services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian receives a base salary and and is eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary for fiscal year is $150,000.   If Mr. Lukian's employment is terminated by the Company, then Mr. Lukian shall be entitled to receive all accrued and unpaid salary plus a termination fee of $150,000. Mr Lukian billed the Company $150,000 each during the previous fiscal years ended April 30, 2012 and 2011.   The employment agreement with Mr. Brian Lukian was terminated on May 31, 2012 as a result of his resignation from the Company.  At October 31, 2012, Mr. Lukian was owed $307,047 in unpaid fees.

During the years ended April 30, 2012 and 2011, the Company incurred monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $150,000 each as an expense for the years ended April 30, 2012 and 2011.  At October 31, 2012, $400,625 of these expenses are unpaid and included in the accounts payable to related party. In addition, for the year ended April 30, 2012, General and Administrative expenses amounted to $636,822, of which a total of $562,500 was for related party compensation.  No such expenses incurred during the three and six months ended October 31, 2012 pursuant to the termination agreement with the Company.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the CEO, CFO, COO and a contract consultant.  The CEO and COO are also directors.  Also included in accounts payable related party is the balance owing to Mercuriali Ltd.  These liabilities are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:

	October 31	April 30
	2012	2012

Unpaid remuneration	$1,508,297	$1,508,297
Balance owing to Mercuriali Ltd.	33,188	33,188
Unreimbursed expenses	14,208	14,208
	$1,555,693	$1,555,693

NOTE 5.   ADVANCES FROM RELATED PARTIES

As of October 31, 2012 and April 30, 2012, the Company owes $200,152 and $173,105, respectively, in advances to its CEO and Director and a related party. The advances are due on demand, do not bear interest and have no specific terms or repayment.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

NOTE 7.   FINANCING (continued)

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

On November 4, 2010, the Company entered into a Stock Purchase Agreement (“Second SPA”) with Crisnic.  Pursuant to the Second SPA, the Company sold 1,500,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S. $30,000.  The sale of those shares was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933 as Crisnic is an accredited investor as defined therein.

As of filing of this Form 10-Q, Crisnic has not made any additional purchases of the Company’s common stock.  The Crisnic funds available for this purpose were diverted by Crisnic for other purposes.

NOTE 8.   CONTRIBUTED CAPITAL

On August 9, 2012, the Company entered into a Memorandum of Understanding with Age Reversal Inc. (ARI), under which ARI agreed to bear certain expenses of the Company pursuant to the planned merger.  Contributed capital represents the value of such services received by the Company but paid for by ARI during the three and six months ended October 31, 2012.

NOTE 9.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the three and six months ended October 31, 2012 and 2011.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Total Sales	$-	$-	$-	$294
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	294
Operating expenses	12,911	166,513	74,017	343,847
Net loss	$(12,911)	$(166,513)	$(74,017)	$(343,553)
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Total assets	$657	$4,680	$657	$4,680
Working capital	$(1,969,404)	$(1,451,327)	$(1,969,404)	$(1,451,428)

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance sheet – October 31, 2012 balances compared to April 30, 2012

Cash

At October 31, 2012 the Company had $657 of cash on hand,  a decrease of $418 from the April 30, 2012 balance of $1,075.

Accounts payable and accrued liabilities

At October 31, 2012 accounts payable and accrued liabilities was $214,216, an increase of $34,410 from the April 30, 2012 balance of $179,806.  The increase represents unpaid invoices from various consultants for the services received during the six months ended October 31, 2012 which is a result of the Company having insufficient cash.

Accounts payable to related parties

There is no change in the balance of account payable to related parties from April 30, 2012.  At April 30, 2012 this balance $1,555,693 consisted of unreimbursed $33,188 legal settlement expense to a director and $1,522,505 unpaid remuneration to the CEO, CFO and COO of the Company.

Advances from related parties

During the six months ended October 31, 2012, as the Company’s cash was depleted, the CEO and a related party advanced funds to the Company to pay for critical expenses.  These advances are unsecured, non- interest bearing and there are no repayment terms.  The balance at October 31, 2012 of $200,152 increased by $27,047 from the balance at April 30, 2012 of $173,105.

Common Stock

At October 31, 2012 and April 30, 2012 there were 53,250,000 shares of common stock issued out of the authorized 200,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $53,250.

Additional paid-in Capital

At October 31, 2012 the balance of additional paid in capital was $1,510,182. Increase of $12,127 during the six months ended October 31, 2012 represented contributed services from Age Reversal Inc. (ARI) in accordance with a Memorandum of Understanding between the Company and ARI under which, effective August 9, 2012, ARI agreed to bear certain expenses of the Company pursuant to the planned merger.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at October 31, 2012 was $(3,288) a decrease of $15 from the April 30, 2012 balance of $(3,303).

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Statement of Operations - Three months ended October 31, 2012 balances compared to three months ended October 31, 2011

Operating Expenses

Operating expenses for the three months ended October 31, 2012 were $12,911 compared to $166,513 for the three months ended October 31, 2011, representing a decrease of $153,602 or 92%.   Operating expenses for the three months ended October 31, 2011 represented executive remuneration of $150,000,  professional and legal charges of $15,906 and marketing charges of $607.  The significant decrease in operating expenses for the three months ended October 31, 2012 was due to the absence of executive remuneration pursuant to the termination agreement with the Company.

Statement of Operations - Six months ended October 31, 2012 balances compared to six months ended October 31, 2011

Sales

Sales for the six months ended October 31, 2012 was $nil compared to the previous period of $294.  The Company is presently attempting to raise equity financing in order to increase activity in a direct to consumer marketing campaign.

Gross profit

No sales or purchases were made during the six months ended October 31, 2012.  There was a sale of $294 during the six months ended October 31, 2011.

 Operating Expenses

Operating expenses for the six months ended October 31, 2012 were $74,017 compared to $343,847 for the six months ended October 31, 2011, representing a decrease of $269,830 or 78%.   Operating expenses for the six months ended October 31, 2011 represented executive remuneration of $300,000, professional and legal charges of $42,703 and marketing expenses of $1,144.  The significant decrease in operating expenses for the six months ended October 31, 2012 was mainly due to the absence of executive remuneration pursuant to the termination agreement with the Company.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

During the six months ended October 31, 2012 the CEO and a related party made advances to the Company of $27,047.  At October 31, 2012 the total advances to the Company by the CEO and a related party at October 31, 2012 cumulatively were $200,152.

At October 31, 2012, the Company had a working capital deficit of $1,969,404 compared to a working capital deficit of $1,907,529 at April 30, 2012.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At October 31, 2012 the total assets were $657 as compared to the total assets $1,075 at April 30, 2012.  The decrease of $418 is primarily due to reduction in cash balance.

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

On November 4, 2010, the Company entered into a Stock Purchase Agreement (“Second SPA”) with Crisnic.  Pursuant to the Second SPA, the Company sold 1,500,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S. $30,000.  The sale of those shares was made in reliance on the exemption from registration provided by Regulation D to the Securities Act of 1933 as Crisnic is an accredited investor as defined therein.

During the six months ended October 31, 2012 the Company relied on advances from the CEO and a related party as explained in liquidity and capital resources.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2012.

ENHANCE SKIN PRODUCTS INC.

Date: December 14, 2012	By:	/s/ Dr. Samuel S. Asculai
Name: Dr. Samuel S. Asculai
Title: President/CEO, Chief Financial Officer and Principal Executive Officer