Form 10-Q/A
period 2012-07-31
Enhance Skin Products Inc
filed 2013-03-19
CIK 1395400

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

100 King Street West, 56th Floor, Toronto, Ontario M5X 1C9
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

ENHANCE SKIN PRODUCTS INC.

Explanatory Note for Amendment 1:

Enhance Skin Products Inc. (the "Company") is filing this Amendment No. 1 (the "Amended 10-Q") to its previously filed Quarterly Report on Form 10-Q (the "First Quarter Report") for the three months period ended July 31, 2012 to reflect adjustments to previously reported financial information, as discussed in Note 8 and to reflect related matters involving the Company's controls and procedures.  The adjustments reflect changes to the previously reported information as management has identified certain expenses relating to the three months period ended July 31, 2012, which were inadvertently not recorded.  The term Restatement Adjustments refers to adjustments to record these expenses amounting to $39,836.   Except to reflect the Restatement Adjustments, the related controls and procedures, the information in the First Quarter Report and this Amended 10-Q has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since September 14, 2012, the date the First Quarter Report was filed.  Accordingly, except solely with regard to the restatement and the related controls and procedures, all information in the First Quarter Report and the Amended 10-Q speak only as of September 14, 2012.  For updated information please refer to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	July 31	April 30
	2012	2012
	(As Restated)

ASSETS
Current
Cash	$781	$1,075
Prepaid & deposits	-	-

Total current assets	781	1,075

Other assets
Sales tax receivable	-	-

Total other assets	-	-

Total assets	$781	$1,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$261,603	$179,806
Accounts payable to related parties	1,555,693	1,555,693
Advances from related parties	191,940	173,105

Total current liabilities	2,009,236	1,908,604

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares par value $0.001
as of July 31, 2012 and April 30, 2012, respectively
Issued and outstanding 53,250,000 as of
July 31, 2012 and April 30, 2012	53,250	53,250
Additional paid-in capital	1,498,055	1,498,055
Accumulated other comprehensive income	(3,287)	(3,303)
Deficit	(3,556,473)	(3,455,531)

Total stockholders' equity (deficit)	2,008,455)	(1,907,529)

Total liabilities and stockholders' equity	$781	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended July 31, 2012 and July 31, 2011
(Unaudited)

	For the three months ended
	July 31	July 31
	2012	2011
	(As Restated)

Revenue	$-	$294

Cost of goods sold	-	-

Gross (loss) profit	-	294

EXPENSES
Operating expenses
General & administrative	8,241	161,054
Professional fees	92,359	15,743
Marketing	342	537

Total Operating Expenses	100,942	177,334

loss before other items	(100,942)	(177,040)

Other items
Legal settlement expense	-	-

Loss before income taxes	(100,942)	(177,040)

Provision for income taxes	-	-

Net loss	$(100,942)	$(177,040)

Other comprehensive gain(loss) - Foreign currency translation adjustment	$16	$(78)

Comprehensive loss	$(100,926)	$(177,118)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	53,250,000	53,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended July 31, 2012 and the year ended April 30, 2012
(Unaudited)

					Accumulated
				Additional	other		Total
	Common Stock			paid in	Comprehensive		Stockholders
	Shares	Amount		Capital	income	Deficit	Equity

Balance April 30, 2011	53,250,000	$53,250		$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)

Translation adjustment	-	-		-	(154)	-	(154)
Net loss for the year	-	-		-	-	(803,231)	(803,231)

Balance April 30, 2012	53,250,000	53,250		1,498,055	(3,303)	(3,455,531)	(1,907,529)

Translation adjustment	-		-	-	16	-	16
Net loss for the period	-		-	-	-	(100,942)	(100,942)

Balance July 31, 2012 (As Restated)	53,250,000	$53,250		$1,498,055	$(3,287)	$(3,556,473)	$(2,008,455)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended July 31, 2012 and July 31, 2011
(Unaudited)

	For the three months ended
	July 31	July 31
	2012	2011
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(100,942)	$(177,040)
Amortization of intangible assets	-	-
Changes in operating assets and liabilities:
Sales tax recoverable	-	15
Prepaids & deposits	-	83
Inventory	-	-
Accounts payable and accrued liabilities	81,797	9,270
Accounts payable to related party	-	152,481

Cash flows from operating activities	(19,145)	(15,191)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash flows from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party advances	18,835	15,222

Cash flows from financing activities	18,835	15,222

NET INCREASE (DECREASE) IN CASH	(310)	31
Effect of foreign currency translation adjustments	16	(78)

Cash, beginning of the period	1,075	1,753

Cash, end of the period	$781	$1,706

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the three months ended July 31, 2012 of $100,942 , and a working capital deficit of $2,008,455 .  The Company has relied on advances from the CEO,  director and a related party to meet the working capital requirements.

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 each during the previous fiscal years ended April 30, 2012 and 2011.  At July 31, 2012 Mr. Puselic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic.

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

During the previous years ended April 30, 2012 as well as 2011 the Company incurred a monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $150,000 each as an expense for the previous  years ended April 30, 2012 and 2011.  At July 31, 2012 $400,625 of these expenses are unpaid and included in accounts payable related party. In addition, for the previous year ended April 30, 2012 General and Administrative expenses amounted to $636,822 of which a total of $562,500 was for related party compensation.  No such expenses were recorded during the three months ended July 31, 2012 as they were waived .

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

NOTE 5.   ADVANCES FROM RELATED PARTY

As of July 31, 2012 and April 30, 2012, the Company owes $191,940 and $173,105, respectively in advances to its CEO and Director and a related party. The advances  from Dr. Asculai are secured by the assets of the Company, do not bear interest and have no specific terms or repayment.

NOTE 6.   STOCKHOLDERS' EQUITY

AUTHORIZED

There are 100,000,000 authorized common shares.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

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

NOTE 8.   RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management has identified certain expenses relating to the three months period ended July 31, 2012, which were inadvertently not recorded.  The term Restatement Adjustments refers to adjustments to record these expenses amounting to $39,836.  The following table illustrates the effect on each financial statement line items as of and for the three months ended July 31, 2012:

	As Previously	Adjustments	As
	Reported		Restated
	$	$	$
Condensed Consolidated Balance Sheet as at July 31, 2012 (Unaudited)
Accounts payable and accrued liabilities	221,767	39,836	261,603
Total current liabilities	1,969,400	39,836	2,009,236
Deficit	(3,516,637)	(39,836)	(3,556,473)
Total stockholders' equity(deficit)	(1,968,619)	(39,836)	(2,008,455)

Condensed Consolidated Statements of Operations for the three months ended July 31, 2012 (Unaudited)
Professional fees	52,523	39,836	92,359
Total operating expenses	61,106	39,836	100,942
Loss before other items	(61,106)	(39,836)	(100,942)
Loss before income taxes	(61,106)	(39,836)	(100,942)
Net loss	(61,106)	(39,836)	(100,942)
Comprehensive loss	(61,106)	(39,836)	(100,942)

Condensed Consolidated Statements of Stockholders' Equity for the
three months ended July 31, 2012 (Unaudited)
Net loss for the period	(61,106)	(39,836)	(100,942)
Deficit balance July 31, 2012	(3,516,637)	(39,836)	(3,556,473)

Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2012 (Unaudited)
Net loss for the period	(61,106)	(39,836)	(100,942)
Accounts payable and accrued liabilities	41,961	39,836	81,797

NOTE 9.   SUBSEQUENT EVENTS

On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options.  ARI thereby terminated the Agreement and Plan of Merger entered into on June 19, 2012 and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI.

On 13 February 2013 the Company announced that it intends to seek to restructure its balance sheet by negotiating repayment terms with its creditors based on additional advances from related parties pursuant to a restructuring plan approved by the Company’s Board of Directors on 13 February 2013 (the “Restructuring Plan”). There can be no certainty that the Company will be able to reach agreement with its creditors on terms satisfactory to the Company or at all. In the event the Company is unable to reach satisfactory agreement with its creditors, the Company  will be forced to initiate bankruptcy or insolvency proceedings.

On February 13, 2013, Dr. Samuel S. Asculai resigned his position as President and CEO of the Company and was appointed Chief Scientific Officer and Chairman of the Board of Directors of the Company. On March 5, 2013, Biostrategies entered into a new consulting agreement with the Company that was filed as Exhibit 99.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

On February 13, 2013 Mr. Donald Nicholson was appointed to the roles of President, CEO and CFO of  the Company. On March 5, 2013, Mercuriali, a company controlled by Mr. Nicholson entered into a consulting agreement with the Company for the services of  Mr. Nicholson that was filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.  On February 4, 2013, the Company, Dr Asculai and Mercuriali entered into a Loan Agreement under which Mercuriali and Dr. Asculai may advance the Company additional funds. The Loan Agreement was filed as Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

On March 4, 2013, the Company and Mercuriali entered into a security agreement on the same terms as the existing Security Agreement with Dr. Asculai in respect of all amounts owed to Mercuriali that was filed as Exhibit 99.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

On March 5, 2013, the former CEO, former CFO, former COO and a Consultant  entered termination agreements with the company to forgive ninety-five percent of the unpaid fees on substantial completion of the Restructuring Plan. These termination agreements were filed as Exhibits 99.1, 99.6, 99.7 and 99.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

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

	Three months ended July 31,
	2012	2011	$ Change	% Change
Total Sales	$-	$294	$(294)	-100%
Cost of goods sold	-	-	-	-
Gross profit	-	294	(294)	-100%
Operating expenses	100,942	177,334	(76,392)	-43.0%
Net loss	(100,942)	(177,040)	(76,098)	-42%

Net loss per share	$(0.00)	$(0.00)	$0.00	0.0%
Balances as at July 31, 2012 and April 30, 2012

Total assets	$781	$1,075	$(294)	-27%
Working capital	$(2,008,455)	$(1,907,529)	$(100,926)	-5%

Balance sheet – July 31, 2012

Cash

At July 31, 2012 the Company had $781 of cash on hand, a decrease of $294 from the April 30, 2012 balance of $1,075.

Accounts payable and accrued liabilities

At July 31, 2012 accounts payable and accrued liabilities was $261,603 , an increase of $81,797 from the April 30, 2012 balance of $179,806.  The increase represents unpaid invoices from various consultants for the services received during the three months ended July 31, 2012 which is a result of the Company having insufficient cash.

Accounts payable to related parties

There is no change in the balance of account payable to related parties from April 30, 2012.  At April 30, 2012 this balance $1,555,693 consisted of unreimbursed $33,188 legal settlement expense to a director and $1,522,505 unpaid remuneration to the CEO, CFO and COO of the Company.

Advances from related parties

During the three months ended July 31, 2012 as the company’s cash was depleted, the CEO and a related party advanced funds to the Company to pay for critical expenses.   The advances from Dr. Asculai are secured by the assets of the Company, are non- interest bearing and there are no repayment terms.  The balance at July 31, 2012 of $191,940 increased by $18,835 from the balance at April 30, 2012 of $173,105.

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

Professional fees.

Professional fees for the three months ended July 31, 2012 were $92,359 compared to the $15,743 incurred for the three months ended July 31, 2011, an increase of $76,716 .  In 2012   legal expenses were $89,359 , and audit expenses were $3,000 whereas in 2011 these expenses were $5,243 and $10,500, respectively.  The increase in legal expenses in 2012 is mainly due to the proposed Merger Agreement with Age Reversal Inc. and related regulatory and other requirements.

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

At July 31, 2012, the Company had a working capital deficit of $2,008,455 compared to a working capital deficit of $1,907,529 at April 30, 2012.  The increase in working capital deficit is due entirely to the continued losses of the Company.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.   Controls and Procedures.

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being July 31, 2012 .  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that save for a material weakness in respect of accounts payable our disclosure controls and procedures are effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Based upon their evaluation of our controls over financial reporting, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal accounting officer have concluded that, save for the material weakness reported below, our disclosure controls are, and will be, effective in providing reasonable assurance that material information relating to us is accumulated and communicated to management, including our principal executive and principal financial officers(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management did, however, identify a material weakness in internal controls during the period and a significant deficiency.

A material weakness is a deficiency, or combination of deficiencies, in internal control over the financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On May 31, 2012 Mr Brian Lukian, the Company’s then Chief Financial Officer resigned from his position and the role was assumed on a temporary basis by Dr. Asculai the Company’s then Chief Executive Officer. Since that date the Company was also involved in the Merger with ARI which resulted in an increased workload and a misunderstanding on responsibilities for recording and reconciling accounts payable given that ARI has assumed responsibility for and paid directly for certain expenses. As a consequence during this period the Company’s accounts payable records were not reconciled on a timely basis to supplier statements which resulted in certain invoices not being recorded on a timely basis. As of the end of the period to 31 January 2013  processes have been reinstated to ensure that accounts payable records are reconciled on a timely basis to supplier statements.

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. Although we have not identified any other material errors with our financial reporting or any other material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March 2013 .

ENHANCE SKIN PRODUCTS INC.

Date: March 19, 2013	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer