Form 10-Q/A
period 2012-10-31
Enhance Skin Products Inc
filed 2013-03-19
CIK 1395400

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

ENHANCE SKIN PRODUCTS INC.

Explanatory Note for Amendment 1:

Enhance Skin Products Inc. (the "Company") is filing this Amendment No. 1 (the "Amended 10-Q") to its previously filed Quarterly Report on Form 10-Q (the "Second Quarter Report") for the three and six months ended October 31, 2012 to reflect adjustments to previously reported financial information, as discussed in Note 9 and to reflect related matters involving the Company's controls and procedures.  The adjustments reflect changes to the previously reported information as management has identified certain expenses relating to the three and six months period ended October 31, 2012, which were inadvertently not recorded.  The term Restatement Adjustments refers to adjustments to record these expenses amounting to $43,258.   Except to reflect the Restatement Adjustments, the related controls and procedures, the information in the Second Quarter Report and this Amended 10-Q has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since December 14, 2012, the date the Second Quarter Report was filed.  Accordingly, except solely with regard to the restatement and the related controls and procedures, all information in the Second Quarter Report and the Amended 10-Q speak only as of December 14, 2012.  For updated information please refer to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	As at October 31,	As at April 30,
	2012	2012
	(As Restated)

ASSETS
Current
Cash	$657	$1,075
Prepaid and deposits	-	-

Total current assets	657	1,075

Other assets
Sales tax receivable	-	-

Total other assets	-	-

Total assets	$657	$1,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$296,889	$179,806
Accounts payable to related parties	1,556,114	1,555,693
Advances from related parties	200,152	173,105

Total current liabilities	2,053,155	1,908,604

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares par value $0.001
as of October 31, 2012 and April 30, 2012, respectively
Issued and outstanding 53,250,000 as of
October 31, 2012 and April 30, 2012	53,250	53,250
Additional paid-in capital	1,510,182	1,498,055
Accumulated other comprehensive income	(3,288)	(3,303)
Deficit	(3,612,642)	(3,455,531)

Total stockholders' deficit	(2,052,498)	(1,907,529)

Total liabilities and stockholders' deficit	$657	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended October 31, 2012 and 2011
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	October 31,		October 31,
	2012	2011	2012	2011
	(As Restated)		(As Restated)

Revenue	$-	$-	$-	$294

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	294

EXPENSES

General and administrative	6,832	158,651	15,073	319,705
Professional fees	49,337	7,255	141,696	22,998
Marketing	-	607	342	1,144

	56,169	166,513	157,111	343,847

Loss before other items	(56,169)	(166,513)	(157,111)	(343,553)

Loss before income taxes	(56,169)	(166,513)	(157,111)	(343,553)

Provision for income taxes	-	-	-	-

Net loss	$(56,169)	$(166,513)	$(157,111)	$(343,553)

Other comprehensive (loss)/gain	(1)	(78)	15	(199)

Comprehensive loss	$(56,170)	$(166,591)	$(157,096)	$(343,752)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common
shares outstanding	53,250,000	53,250,000	53,250,000	53,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six months ended October 31, 2012 and the year ended April 30, 2012
(Unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock			Paid-in	Comprehensive		Stockholders
	Shares	Amount		Capital	Income	Deficit	Equity

Balance April 30, 2011	53,250,000	$53,250		$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)
Translation adjustment	-		-	-	(154)	-	(154)
Net loss for the year	-		-	-		(803,231)	(803,231)

Balance April 30, 2012	53,250,000	$53,250		$1,498,055	$(3,303)	$(3,455,531)	$(1,907,529)
Translation adjustment	-		-	-	15	-	15
Contributed capital (Note 8)	-		-	12,127	-	-	12,127
Net loss for the period	-		-	-		(157,111)	(157,111)

Balance October 31, 2012 (As Restated)	53,250,000	$53,250		$1,510,182	$(3,288)	$(3,612,642)	$(2,052,498)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended October 31, 2012 and 2011
(Unaudited)

	Six Months Ended
	October 31,	October 31,
	2012	2011
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(157,111)	$(343,553)
Adjustment – Non-cash item:
Contributed capital (Note 8)	12,127	-
Changes in operating assets and liabilities:
Sales tax recoverable	-	143
Prepaid and deposits	-	83
Accounts payable and accrued liabilities	117,083	2,644
Accounts payable to related parties	421	302,805
Cash flows from operating activities	(27,480)	(37,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	27,047	37,573
Cash flows from financing activities	27,047	37,573

NET DECREASE IN CASH	(433)	(305)
Effect of foreign currency translation adjustments	15	(199)

Cash, beginning of the period	1,075	1,753

Cash, end of the period	$657	$1,249

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

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the six months ended October 31, 2012 of $157,111 , and a working capital deficit of $2,052,498 .  The Company has relied on advances from the CEO, director and a related party to meet the working capital requirements.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic has a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and has become a “related party”.  Mr Puselic billed the Company $150,000 each during the previous fiscal years ended April 30, 2012 and 2011.  At October 31, 2012 Mr. Puselic was owed $400,625 in unpaid fees.  No such expenses incurred during the three and six months ended October 31, 2012 as they have been waived by Mr. Puseljic.

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

During the years ended April 30, 2012 and 2011, the Company incurred monthly consulting fee expenses of $12,500 to Biostrategies Consulting Group Inc., a private Ontario company wholly owned by the Company’s CEO who is also a Director.  The Company recorded $150,000 each as an expense for the years ended April 30, 2012 and 2011.  At October 31, 2012, $400,625 of these expenses are unpaid and included in the accounts payable to related party. In addition, for the year ended April 30, 2012, General and Administrative expenses amounted to $636,822, of which a total of $562,500 was for related party compensation.  No such expenses incurred during the three and six months ended October 31, 2012 as they were waived.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 31, 2012
(Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Comparative balances are:

	October 31	April 30
	2012	2012

Unpaid remuneration	$1,508,297	$1,508,297
Balance owing to Mercuriali Ltd.	33,188	33,188
Unreimbursed expenses	14,629	14,208
	$1,556,114	$1,555,693

NOTE 5.   ADVANCES FROM RELATED PARTIES

As of October 31, 2012 and April 30, 2012, the Company owes $200,152 and $173,105, respectively, in advances to Dr Asculai, its CEO and Director and a related party. The advances  from Dr Asculai are secured by the assets of the Company , do not bear interest and have no specific terms or repayment.

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

NOTE 9.   RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management has identified certain expenses relating to the three months period ended October 31, 2012, which were inadvertently not recorded.  The term Restatement Adjustments refers to adjustments to record these expenses amounting to $43,258.  The following table illustrates the effect on each financial statement line items as of and for the three and six months ended October 31, 2012:

	As Previously	Adjustments	As
	Reported		Restated
	$	$	$
Condensed Consolidated Balance Sheet as at October 31, 2012 (Unaudited)
Accounts payable and accrued liabilities	214,216	82,673	296,889
Accounts payable to related parties	1,555,693	421	1,556,114
Total current liabilities	1,970,061	83,094	2,053,155
Deficit	(3,529,548)	(83,094)	(3,612,642)
Total stockholders' equity(deficit)	(1,969,404)	(83,094)	(2,052,498)

Condensed Consolidated Statements of Operations for the three months ended October 31, 2012 (Unaudited)
General and administrative	6,411	421	6,832
Professional fees	6,500	42,837	49,337
Total operating expenses	12,911	43,258	56,169
Loss before other items	(12,911)	(43,258)	(56,169)
Loss before income taxes	(12,911)	(43,258)	(56,169)
Net loss	(12,911)	(43,258)	(56,169)
Comprehensive loss	(12,912)	(43,258)	(56,170)

Condensed Consolidated Statements of Operations for the six
months ended October 31, 2012 (Unaudited)
General and administrative	14,652	421	15,073
Professional fees	59,023	82,673	141,696
Total operating expenses	74,017	83,094	157,111
Loss before other items	(74,017)	(83,094)	(157,111)
Loss before income taxes	(74,017)	(83,094)	(157,111)
Net loss	(74,017)	(83,094)	(157,111)
Comprehensive loss	(74,002)	(83,094)	(157,096)

Condensed Consolidated Statements of Stockholders' Equity for the
three months ended October 31, 2012 (Unaudited)
Net loss for the period	(74,017)	(83,094)	(157,111)
Deficit balance October 31, 2012	(1,969,404)	(83,094)	(2,052,498)

Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2012 (Unaudited)
Net loss for the period	(74,017)	(83,094)	(157,111)
Accounts payable and accrued liabilities	34,410	82,673	117,083
Accounts payable to related parties	-	421	421

NOTE 10.   SUBSEQUENT EVENTS

On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options.  ARI thereby terminated the Agreement and Plan of Merger entered into on June 19, 2012 and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI.

On February 13, 2013, the Company announced that it intends to seek to restructure its balance sheet by negotiating repayment terms with its creditors based on additional advances from related partiespursuant to a restructuring plan approved by the Company’s Board of Directors on February 13, 2013, (the “Restructuring Plan”). There can be no certainty that the Company will be able to reach agreement with its creditors on terms satisfactory to the Company or at all.  In the event the Company is unable to reach satisfactory agreement with its creditors, the Company will be forced to initiate bankruptcy or insolvency proceedings.

On February 13, 2013, Dr. Samuel S. Asculai resigned his position as President and CEO of the Company and was appointed Chief Scientific Officer and Chairman of the Board of Directors of the Company. On March 5, 2013, Biostrategies entered into a new consulting agreement with the Company that was filed as Exhibit 99.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, filed on March 19, 2013.

On February 13, 2013, Mr. Donald Nicholson was appointed to the roles of President, CEO and CFO of  the Company. On March 5, 2013, Mercuriali, a company controlled by Mr. Nicholson entered into a consulting agreement with the Company for the services of  Mr. Nicholson that was filed as Exhibit 99.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

On March 4, 2013, the Company, Dr. Asculai and Mercuriali entered into a Loan Agreement under which Mercuriali and Dr. Asculai may advance the Company additional funds. The Loan Agreement was filed as Exhibit 99.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 filed on March 19, 2013.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

Total Sales	$-	$-	$-	$294
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	294
Operating expenses	56,169	166,513	157,111	343,847
Net loss	$(56,169)	$(166,513)	$(157,111)	$(343,553)
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Total assets	$657	$4,680	$657	$4,680
Working capital	$(2,052,498)	$(1,451,327)	$(2,052,498)	$(1,451,428)

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance sheet – October 31, 2012 balances compared to April 30, 2012

Cash

At October 31, 2012 the Company had $657 of cash on hand, a decrease of $418 from the April 30, 2012 balance of $1,075.

Accounts payable and accrued liabilities

At October 31, 2012 accounts payable and accrued liabilities was $296,889 , an increase of $117,083 from the April 30, 2012 balance of $179,806.  The increase represents unpaid invoices from various consultants for the services received during the six months ended October 31, 2012 which is a result of the Company having insufficient cash.

Accounts payable to related parties

There is an increase of $421 in the balance of account payable to related parties from April 30, 2012. As of October 31, 2012, the balance $1,556,114 consisted of unreimbursed $33,188 legal settlement expense to a director and $1,522,926 unpaid remuneration and unreimbursed expenses to the CEO, CFO and COO of the Company.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Statement of Operations - Three months ended October 31, 2012 balances compared to three months ended October 31, 2011

Operating Expenses

Operating expenses for the three months ended October 31, 2012 were $56,169 compared to $166,513 for the three months ended October 31, 2011, representing a decrease of $110,344 or 66% . Operating expenses for the three months ended October 31, 2011 represented executive remuneration of $150,000,  professional and legal charges of $15,906 and marketing charges of $607.  The significant decrease in operating expenses for the three months ended October 31, 2012 was due to the absence of executive remuneration pursuant to the termination agreement with the Company offset by an increase of $42,082 in legal and professional charges for the three months ended October 31, 2012 as compared to October 31, 2011.

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

Operating Expenses

Operating expenses for the six months ended October 31, 2012 were $157,111 compared to $343,847 for the six months ended October 31, 2011, representing a decrease of $186,736 or 54% . Operating expenses for the six months ended October 31, 2011 represented executive remuneration of $300,000, professional and legal charges of $42,703 and marketing expenses of $1,144.   The significant decrease in operating expenses for the six months ended October 31, 2012 was mainly due to the absence of executive remuneration as a result of waiver by the executives offset by an increase of $118,698 in legal and professional charges for the six months ended October 31, 2012 as compared to October 31, 2011.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

During the six months ended October 31, 2012 the CEO and a related party made advances to the Company of $27,047.  At October 31, 2012 the total advances to the Company by the CEO and a related party at October 31, 2012 cumulatively were $200,152.

At October 31, 2012, the Company had a working capital deficit of $2,052,498 compared to a working capital deficit of $1,907,529 at April 30, 2012.  The increase in working capital deficit is due entirely to the continued losses of the Company.

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

Changes in Internal Control Over Financial Reporting

Based upon their evaluation of our controls over financial reporting, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal accounting officer have concluded, save for the material weakness reported below, that our disclosure controls are, and will be, effective in providing reasonable assurance that material information relating to us is accumulated and communicated to management, including our principal executive and principal financial officers(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management did, however, identify a material weakness in internal controls during the period and the period ended 31 July, 2012 and a significant deficiency.

A material weakness is a deficiency, or combination of deficiencies, in internal control over the financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On May 31, 2012 Mr Brian Lukian, the Company’s then Chief Financial Officer resigned from his position and the role was assumed on a temporary basis by Dr. Asculai the Company’s then Chief Executive Officer. Since that date the Company was also involved in the Merger with ARI which resulted in an increased workload and a misunderstanding on responsibilities for recording and reconciling accounts payable given that ARI has assumed responsibility for and paid directly for certain expenses. As a consequence during this period the Company’s accounts payable records were not reconciled on a timely basis to supplier statements which resulted in certain invoices not being recorded on a timely basis. As of the end of the period to 31 January 2013  processes have been reinstated to ensure that accounts payable records are reconciled on a timely basis to supplier statements. The quarterly report for the period to 31 July, 2012 has also been restated.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 2013.

ENHANCE SKIN PRODUCTS INC.

Date: March 19, 2013	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer