Form 10-Q
period 2013-01-31
Enhance Skin Products Inc
filed 2013-03-19
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended January 31, 2013

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

Number of shares outstanding of the registrant's class of common stock as of January 31, 2013: 53,250,000.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	As at January 31,	As at April 30,
	2013	2012

ASSETS
Current
Cash	$485	$1,075
Prepaid and deposits	-	-

Total current assets	485	1,075

Other assets
Sales tax receivable	-	-

Total other assets	-	-

Total assets	$485	$1,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$314,555	$179,806
Accounts payable to related parties	1,556,668	1,555,693
Advances from a related party	180,142	173,105

Total current liabilities	2,051,365	1,908,604

Stockholders' equity (deficit)
Authorized:
100,000,000 common shares par value $0.001
as of January 31, 2013 and April 30, 2012, respectively
Issued and outstanding 53,250,000 as of
January 31, 2013 and April 30, 2012	53,250	53,250
Additional paid-in capital	1,550,047	1,498,055
Accumulated other comprehensive income	(3,258)	(3,303)
Deficit	(3,650,919)	(3,455,531)

Total stockholders' deficit	(2,050,880)	(1,907,529)

Total liabilities and stockholders' deficit	$485	$1,075

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended January 31, 2013 and 2012
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$294

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	294

EXPENSES

General and administrative	17,161	158,682	32,234	478,387
Professional fees	21,116	58,761	162,812	81,759
Marketing	-	280	342	1,424

	38,277	217,723	195,388	561,570

Loss before other items	(38,277)	(217,723)	(195,388)	(561,276)

Loss before income taxes	(38,277)	(217,723)	(195,388)	(561,276)

Provision for income taxes	-	-	-	-

Net loss	$(38,277)	$(217,723)	$(195,388)	$(561,276)

Other comprehensive (loss)/gain	30	(285)	45	(484)

Comprehensive loss	$(38,247)	$(218,008)	$(195,343)	$(561,760)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	53,250,000	53,250,000	53,250,000	53,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine months ended January 31, 2013 and the year ended April 30, 2012
(Unaudited)

					Accumulated
				Additional	Other		Total
	Common Stock			Paid-in	Comprehensive		Stockholders
	Shares	Amount		Capital	Income	Deficit	Equity

Balance April 30, 2011	53,250,000	$53,250		$1,498,055	$(3,149)	$(2,652,300)	$(1,104,144)
Translation adjustment	-		-	-	(154)	-	(154)
Net loss for the year	-		-	-		(803,231)	(803,231)

Balance April 30, 2012	53,250,000	$53,250		$1,498,055	$(3,303)	$(3,455,531)	$(1,907,529)
Translation adjustment	-		-	-	45	-	45
Contributed capital (Note 8)	-		-	51,992	-	-	51,992
Net loss for the period	-		-	-		(195,388)	(195,388)

Balance January 31, 2013	53,250,000	$53,250		$1,550,047	$(3,258)	$(3,650,919)	$(2,050,880)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended January 31, 2013 and 2012
(Unaudited)

	Nine Months Ended
	January 31,	January 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(195,388)	$(561,276)
Adjustment – Non-cash item:
Contributed capital (Note 8)	51,992	-
Changes in operating assets and liabilities:
Sales tax recoverable	-	175
Prepaid and deposits	-	83
Accounts payable and accrued liabilities	134,749	57,831
Accounts payable to related parties	975	452,343
Cash flows from operating activities	(7,672)	(50,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	7,037	50,648
Cash flows from financing activities	7,037	50,648

NET DECREASE IN CASH	(635)	(196)
Effect of foreign currency translation adjustments	45	(484)

Cash, beginning of the period	1,075	1,753

Cash, end of the period	$485	$1,073

Included in changes to accounts payable related party are non cash items of $nil and $76,502 at January 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at January 31, 2013 and 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2012 and 2011 audited financial statements. The results of operations for the periods ended January 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company has net losses for the nine months ended January 31, 2013 of $195,388, and a working capital deficit of $2,050,880.  The Company has relied on advances from its former CEO, director and a related party to meet the working capital requirements.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the Company’s successful efforts to restructure its balance sheet, obtain additional funding to reposition its product line and generate sales and then attain profitable operations.  In response to these problems, management has planned the following actions:

The Company intends to seek to restructure its balance sheet by negotiating repayment terms with its creditors based on additional advances from related parties pursuant to a restructuring plan that was approved by the Company’s Board of Directors on 13 February 2013 ("Restructuring Plan"). There can be no certainty that the Company will be able to reach agreement with its creditors on terms satisfactory to the Company or at all. In the event the Company is unable to reach satisfactory agreement with its creditors, the  Company  will be forced to initiate bankruptcy or insolvency proceedings.  Assuming satisfactory implementation of its Restructuring Plan management will  seek additional financing to reposition its Visible Youth product line for the consumer market and to  fund its direct to consumer sales campaign.  There can be no assurances, however, that management’s expectations of obtaining additional funding on terms satisfactory to the Company, or at all will, be achieved or that future sales will be realized.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2013
(Unaudited)

NOTE 3.   GOING CONCERN (continued)

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 19, 2012, the Company entered into a written Agreement and Plan of Merger (the “Merger Agreement”) with Age Reversal, Inc., a Maryland corporation (“ARI”) as disclosed in Note 12 to the financial statements for the year ended April 30, 2012. On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options. ARI thereby terminated the Agreement and Plan of Merger entered into on June 19, 2012 and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI. The Company and ARI are in discussions over ARI’s obligations on termination of the Merger Agreement to reimburse the company for certain expenses of the Merger. Pursuant to Section 7.1(b) of the Merger Agreement, the Company has demanded payment of the ESP Expense Reimbursement (as defined in the Merger Agreement) of $40,000 it claims is due under the Merger Agreement. ARI claims that it has reimbursed, advanced or otherwise paid to date amounts that satisfy this obligation. The Company continues to maintain that ARI owes the ESP Expense Reimbursement of $40,000 under the Merger Agreement.

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic.  Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company.  Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel.   With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and  became a “related party”.  Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended April 30, 2012 and 2011.    At January 31, 2013 Mr. Puseljic was owed $400,625 in unpaid fees.  No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic. . On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031.25 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  The foregoing information regarding the Puseljic Termination Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Puseljic Termination Agreement, which is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

On March 5, 2013 Mr. Puseljic entered into a new employment agreement with the Company (the “Puseljic Employment Agreement”). Pursuant to this agreement, Mr. Puseljic will provide certain legal services to the Company.  Prior to the Company having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mr. Puseljic will make no charge for services. Once the Company has completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mr. Puseljic’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Company has raised an aggregate total of one and a half million United States dollars (US $1,500,000) of financing, Mr. Puseljic’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month.  The foregoing information regarding the Puseljic Employment Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Puseljic Employment Agreement, which is attached as Exhibit 99.2 to this Quarterly Report on Form 10-Q.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2013
 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Accounts Payable to Related Party.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”)  , a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange.  Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal year ended April 30, 2012. As of January 31, 2013 the balance owed to Mercuriali is $33,188.

On March 4, 2013 the Company, Dr. Asculai and Mercuriali entered into a loan agreement (“Loan Agreement”) under which Mercuriali will advance the Company fifty thousand United States dollars ($50,000) and Dr. Asculai may advance the Company additional funds. The foregoing information regarding the Loan Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Loan Agreement, which is attached as Exhibit 99.3 to this Quarterly Report on Form 10-Q.

On March 4, 2013 the Company and Mercuriali entered into a security agreement (“Security Agreement”) on the same terms as the existing Security Agreement between the Company and Dr. Asculai in respect of all amounts owed to Mercuriali.  This agreement provides Mercuriali with a general security interest in all the assets of the Company. The foregoing information regarding the Security Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Security Agreement, which is attached as Exhibit 99.4 to this Quarterly Report on Form 10-Q.

On February 13, 2013 Mr Donald Nicholson was appointed to the roles of President, CEO and CFO of the the Company. On  March 5, 2013 Mercuriali entered into a consulting agreement with the Company for the services of Mr. Nicholson as the Company’s President, CEO and CFO (the “Mercuriali Consulting Agreement”). Prior to the Corporation having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mercuriali will make no charge for services. Once the Corporation has completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mercuriali’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Corporation has raised an aggregate total of one and a half million United States dollars (US $1,500,000) of financing, Mercuriali’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month The foregoing information regarding the Mercuriali Consulting Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Mercuriali Consulting Agreement, which is attached as Exhibit 99.5 to this Quarterly Report on Form 10-Q.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2013
 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our then Chief Financial Officer. The agreement had an initial term of five years, which was renewable for additional two year periods after such initial term and provided for payment for services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian received a base salary  and was eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary was $150,000 per annum.    Mr Lukian billed the Company $150,000 during each of the previous fiscal years ended April 30, 2012 and 2011.   The employment agreement with Mr. Brian Lukian was terminated on May 31, 2012 as a result of his resignation from the Company.  At January 31, 2013, Mr. Lukian was owed $307,047 in unpaid fees.  On March 5, 2013 Mr. Lukian entered a termination agreement with the company (the “Lukian Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Lukian forgives all of the unpaid fees except for $15,352.35 which amount will be converted into four million eighty three thousand and seventy two (4,083,072) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). The foregoing information regarding the Lukian Termination Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Lukian Termination Agreement, which is attached as Exhibit 99.6 to this Quarterly Report on Form 10-Q.

During the years ended April 30, 2012 and 2011, the Company incurred monthly consulting fee expenses of $12,500 to either Samuel Asculai and Biostrategies Consulting Group Inc.(“Biostrategies”), a private Ontario company wholly owned by Samuel Asculai, the Company’s then CEO and Director.  The Company recorded $150,000 as an expense for each of the years ended April 30, 2012 and 2011.  At January 31, 2012, $400,625 of these expenses were unpaid and are included in the accounts payable to related party. No such expenses have been accrued by the company since May 31, 2012 because they have been waived by Biostrategies and Dr. Asculai. On March 5, 2013 Biostrategies and Mr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Asculai forgive all of the unpaid fees except for $20,031.25 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  The foregoing information regarding the Asculai Termination Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Asculai Termination Agreement, which is attached as Exhibit 99.7 to this Quarterly Report on Form 10-Q.

In addition, for the year ended April 30, 2012, General and Administrative expenses amounted to $636,822, of which a total of $562,500 was for related party compensation.

On February 13, 2013, Dr. Samuel S. Asculai resigned his position as President and CEO of the Company and was appointed Chief Scientific Officer (“CSO”) and Chairman of the Board of Directors of the Company. On March 5, 2013 Biostrategies entered into a new consulting agreement with the Company for the services of Dr. Asculai as the Company’s CSO (the “Asculai Consulting Agreement”). Prior to the Corporation having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Biostrategies will make no charge for services. Once the Company has completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Biostrategies’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Company has raised an aggregate total of one and a half million United States dollars (US $1,500,000) of financing, Biostrategies’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month.  The foregoing information regarding the Asculai Consulting Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Asculai Consulting Agreement, which is attached as Exhibit 99.8 to this Quarterly Report on Form 10-Q.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2013
 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

During the years ended April 30, 2012 and 2011, the Company incurred monthly employment expenses of $12,500 to Chris Hovey, the Company’s then Chief Operating Officer.  The Company recorded $150,000 as an expense for each of the years ended April 30, 2012 and 2011.  At January 31, 2012, $400,000 of these expenses were unpaid and are included in the accounts payable to related party. No such expenses have been accrued by the company since May 31, 2012 because they have been waived by Mr. Hovey. On March 5,2013 Mr. Hovey entered a termination agreement with the Company (the “Hovey Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Hovey forgives all of the unpaid fees except for $20,000 which amount will be converted into five million three hundred nineteen thousand one hundred and forty nine (5,319,149) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  The foregoing information regarding the Hovey Termination Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Hovey Termination Agreement, which is attached as Exhibit 99.9 to this Quarterly Report on Form 10-Q.

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the former CEO, former CFO, former COO and a contract consultant.  The former CEO and former COO are also directors.  Also included in accounts payable related party is the balance owing to Mercuriali Ltd a company contolled by Mr Nicholson the CEO and CFO.  These liabilities, other than the balance owing to Mercuriali, are unsecured, non-interest bearing, and have no specific terms of repayment.

Comparative balances are:
	January 31	April 30
	2013	2012

Unpaid remuneration	$1,508,297	$1,508,297
Balance owing to Mercuriali Ltd.	33,188	33,188
Unreimbursed expenses	15,183	14,208
	$1,556,668	$1,555,693

 NOTE 5.   ADVANCES FROM A RELATED PARTY

As of January 31, 2013 and April 30, 2012, the Company owes $180,142 and $173,105, respectively, in advances to Dr. Asculai its former CEO and current CSO and Chairman.  The advances to Dr. Asculai are secured by the assets of the Company, and do not bear interest. On March 4, 2013 the Company, Dr. Asculai and Mercuriali entered into a Loan Agreement under which Mercuriali will advance the Company fifty thousand United States dollars ($50,000). The Loan Agreement also provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share. The remainder of the amount owed to Dr. Asculai is to be paid in quarterly installments  after the Company has cumulatively raised one million United States dollars. The foregoing information regarding the Loan Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Loan Agreement, which is attached as Exhibit 99.3 to this Quarterly Report on Form 10-Q.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 31, 2013
 (Unaudited)

NOTE 6.   STOCKHOLDERS' EQUITY

AUTHORIZED

The Company has 100,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company

NOTE 7.   CONTRIBUTED CAPITAL

On August 9, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with Age Reversal Inc. (ARI), under which ARI agreed to bear certain expenses of the Company pursuant to the planned merger.  Contributed capital represents the value of such services received by the Company but paid for by ARI during the three and nine months ended January 31, 2013.  In addition ARI advanced $26,547 prior to the signature of the MOU which were initially recorded as Advances from Related Parties.

On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options.  ARI thereby terminated the Agreement and Plan of Merger entered into on June 19, 2012 and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI.

The Company and ARI are in discussions over ARI’s obligations on termination of the Merger Agreement to reimburse the company for certain expenses of the Merger. Pursuant to Section 7.1(b) of the Merger Agreement, the Company has demanded payment of the ESP Expense Reimbursement (as defined in the Merger Agreement) of $40,000 it claims is due under the Merger Agreement. ARI claims that it has reimbursed, advanced or otherwise paid to date amounts that satisfy this obligation. The Company continues to maintain that ARI owes the ESP Expense Reimbursement of $40,000 under the Merger Agreement. The Company has therefore transferred the advance from ARI of $26,547 to additional paid in capital.

NOTE 8.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report other than the matters disclosed in Related Party Transactions and Balances.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” that involve risk and uncertainties.  The Company uses forward-looking statements that you can identify by words or terminology such as “may”, “should”, “could”, “predict”, “potential”, “continue”, “expect”, “anticipate”, “future”, “intend”, “plan”, “believe”, “estimate”, and similar expressions (or the negative of these expressions).  This quarterly report includes statements that are “forward-looking statements,” including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future in particular statements relating to the Restructuring Plan and Future Funding.  All statements regarding our financial position, funding plans, business strategy and other plans and objectives for future operations, and future product demand, supply, costs, marketing, and pricing factors, are forward-looking statements.  Actual results, levels of activity, performance, achievements and events are most likely to vary materially from those implied by the forward-looking statements.  All forward-looking statements included in this quarterly report are based on information available to us on the date hereof, and we assume no obligation to update such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct or that we will take any actions that may presently be planned.  Certain important factors could cause actual results to differ materially from our expectations.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this quarterly report.  Readers should carefully review this report in its entirety, including, but not limited to, our financial statements and the notes thereto.  Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Operating Results

The following selected comparative financial information has been derived from and should be read in conjunction with the financial statements of the Company for the three and six months ended October 31, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Total Sales	$-	$-	$-	$294
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	294
Operating expenses	38,277	217,723	195,388	561,570
Net loss	$(38,277)	$(217,723)	$(195,388)	$(561,276)
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Total assets	$485	$4,472	$485	$4,472
Working capital	$(2,050,880)	$(1,665,904)	$(2,050,880)	$(1,665,904)

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance sheet – January 31, 2013 balances compared to April 30, 2012

Cash

At January 31, 2013 the Company had $485 of cash on hand, a decrease of $590 from the April 30, 2012 balance of $1,075.

Accounts payable and accrued liabilities

At January 31, 2013 accounts payable and accrued liabilities was $314,555, an increase of $134,749 from the April 30, 2012 balance of $179,806.  The increase represents unpaid invoices from various consultants for the services received during the nine months ended January 31, 2013 which is a result of the Company having insufficient cash and expenses of the Merger with ARI.

Accounts payable to related parties

There is an increase of $975 in the balance of account payable to related parties from April 30, 2012.   As of January 31, 2013, the balance $1,556,668 consisted of unreimbursed $33,188 legal settlement expense to Mercuriali, a company controlled by the Company’s CEO and $1,523,480 unpaid remuneration and unreimbursed expenses to the former CEO, former CFO  former COO and consultant to the Company. On March 5, 2013 the the former CEO, former CFO,  former COO and consultant to the Company entered into termination agreements with the company to forgive certain of the amounts owed to them under certain conditions as detailed more fully in Note 4 - Related Party Transactions and Balances. The information provided above regarding the termination agreements and in Note 4 – Related Party Transactions and Balances is not intended to be complete and is qualified in its entirety by reference to the complete text of the termination, which are attached as Exhibits 99.1, 99.6, 99.7 and 99.9 to this Quarterly Report on Form 10-Q.

Advances from a related party

During the nine months ended January 31, 2013, as the Company’s cash was depleted, Dr. Asculai, the then CEO advanced funds to the Company to pay for critical expenses.   The balance at January 31, 2013 of $180,142 increased by $7,037 from the balance at April 30, 2012 of $173,105.

The advances by Dr. Asculai are secured by the assets of the Company and do not bear interest.  On March 4,2013 the Company, Dr. Asculai and Mercuriali entered into a Loan Agreement under which Mercuriali will advance the Company fifty thousand United States dollars ($50,000). The Loan Agreement also provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share. The remainder of the amount owed to Dr. Asculai is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The foregoing information regarding the Loan Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Loan Agreement, which is attached as Exhibit 99.3 to this Quarterly Report on Form 10-Q.

Common Stock

At January 31, 2013 and April 30, 2012 there were 53,250,000 shares of common stock issued out of the authorized 100,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $53,250.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance sheet – January 31, 2013 balances compared to April 30, 2012 (continued)

Additional paid-in Capital

At January 31, 2013 the balance of additional paid in capital was $1,550,047 representing an increase of $51,992 during the nine months ended January 31, 2013. This represented contributed services from Age Reversal Inc. (ARI) in accordance with a Memorandum of Understanding between the Company and ARI under which, effective August 9, 2012, ARI agreed to bear certain expenses of the Company pursuant to the planned merger, and certain expenses paid by ARI prior to the signature of the MOU. On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options.  ARI thereby terminated the Agreement and Plan of Merger entered into on June 19, 2012 and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI.

ARI advanced $26,547 prior to the signature of the MOU which was initially recorded as Advances from Related Parties. The Company and ARI are in discussions over ARI’s obligations on termination of the Merger Agreement to reimburse the company for certain expenses of the Merger. Pursuant to Section 7.1(b) of the Merger Agreement, the Company has demanded payment of the ESP Expense Reimbursement (as defined in the Merger Agreement) of $40,000 it claims is due under the Merger Agreement. ARI claims that it has reimbursed, advanced or otherwise paid to date amounts that satisfy this obligation.  The Company continues to maintain that ARI owes the ESP Expense Reimbursement of $40,000 under the Merger Agreement. The Company has therefore transferred the advance of $26,547 to Additional Paid in Capital.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at January 31, 2013 was $(3,258) a decrease of $45 from the April 30, 2012 balance of $(3,303).

Statement of Operations - Three months ended January 31, 2013 balances compared to three months ended January 31, 2012

Operating Expenses

Operating expenses for the three months ended January 31, 2013 were $38,277 compared to $217,723 for the three months ended January 31, 2012, representing a decrease of $179,446 or 83%.   Operating expenses for the three months ended January 31, 2012 represented mainly executive remuneration of $150,000, professional and legal charges of $58,761 and marketing charges of $280.  The significant decrease in operating expenses for the three months ended January 31, 2013 was mainly due to the absence of executive remuneration as a result of waiver of these amounts by the executives and decrease of $37,645 in legal and professional charges for the three months ended January 31, 2013 as compared to January 31, 2012.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Statement of Operations - Nine months ended January 31, 2013 balances compared to nine months ended January 31, 2012

Sales

Sales for the nine months ended January 31, 2013 was $nil compared to the previous period of $294.   The Company intends to seek to restructure its balance sheet by negotiating repayment terms with its creditors based on additional advances from related parties. The Company’s Board of Directors approved the Restructuring Plan on February 13, 2013.

Assuming satisfactory restructuring of its balance sheet management will seek additional financing to reposition its Visible Youth product line for the consumer market and to fund its direct to consumer sales campaign.

Gross profit

No sales or purchases were made during the nine months ended January 31, 2013.  There was a sale of $294 during the nine months ended January 31, 2012.

Operating Expenses

Operating expenses for the nine months ended January 31, 2013 were $195,388 compared to $561,570 for the nine months ended January 31, 2012, representing a decrease of $366,182 or 65%.   Operating expenses for the nine months ended January 31, 2012 represented mainly executive remuneration of $450,000, professional and legal charges of $81,759 and marketing charges of $1,424.  The significant decrease in operating expenses for the nine months ended January 31, 2013 was mainly due to the absence of executive remuneration as a result of waiver of these amounts by the executives offset by an increase of $81,053 in legal and professional charges primarily due to the ARI Merger for the nine months ended January 31, 2013 as compared to January 31, 2012.

Liquidity and Capital Resources

During the nine months ended January 31, 2013 the then CEO made advances to the Company of $7,037.  At January 31, 2013 the total advances to the Company by the then CEO at January 31, 2013 was $180,142

At January 31, 2013, the Company had a working capital deficit of $2,050,880 compared to a working capital deficit of $1,907,529 at April 30, 2012.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At January 31, 2013 the total assets were $485 as compared to the total assets $1,075 at April 30, 2012.  The decrease of $590 is primarily due to reduction in cash balance.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financing

During the nine months ended January 31, 2013 the Company relied on advances from the then CEO and ARI. ARI contributed additional paid in capital of $25,445 during the nine months ended January 31, 2013 represented contributed services from ARI in accordance with a Memorandum of Understanding between the Company and ARI under which, effective August 9, 2012, ARI agreed to bear certain expenses of the Company pursuant to the planned merger.  On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options.  ARI thereby terminated the Agreement and Plan of Merger entered into on June 19, 2012 and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI.

In addition ARI advanced $26,547 prior to the signature of the MOU that were initially recorded as Advances from Related Parties. The Company and ARI are in discussions over ARI’s obligations on termination of the Merger Agreement to reimburse the company for certain expenses of the Merger. Pursuant to Section 7.1(b) of the Merger Agreement, the Company has demanded payment of the ESP Expense Reimbursement (as defined in the Merger Agreement) of $40,000 it claims is due under the Merger Agreement. ARI claims that it has reimbursed, advanced or otherwise paid to date amounts that satisfy this obligation.  The Company continues to maintain that ARI owes the ESP Expense Reimbursement of $40,000 under the Merger Agreement. The Company has therefore transferred the advance of $26,547 to additional paid in capital

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.   Controls and Procedures.

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being January 31, 2013.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Our management did, however, identify a material weakness in internal controls during the period and the periods ended  July 31, 2012 and October31, 2012 and a significant deficiency.

A material weakness is a deficiency, or combination of deficiencies, in internal control over the financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On May 31, 2012 Mr. Brian Lukian, the Company’s then Chief Financial Officer resigned from his position and the role was assumed on a temporary basis by Dr. Asculai the Company’s then Chief Executive Officer. Since that date the Company was also involved in the Merger with ARI which resulted in an increased workload and a misunderstanding on responsibilities for recording and reconciling accounts payable given that ARI has assumed responsibility for and paid directly for certain expenses. As a consequence during this period the Company’s accounts payable records were not reconciled on a timely basis to supplier statements which resulted in certain invoices not being recorded on a timely basis. As of the end of the period covered by this report processes have been reinstated to ensure that accounts payable records are reconciled on a timely basis to supplier statements. The quarterly reports for the periods to 31 July, 2012 and 31 October, 2012 have been restated.

A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Currently, we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review our consolidated financial statements.   To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting as soon as resources are available.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically as soon as resources are available.

We believe that the remediation measures we are taking, if effectively implemented and maintained, will remediate the material weakness and the significant deficiency discussed above.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Mine Safety Disclosures

None.

ITEM 5.   Other Information.

None.

ITEM 6.   Exhibits.

(a)   Pursuant to rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description

31.1	Certification of CEO Pursuant TO 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

99.1	Termination Agreement

99.2	Employment Agreement

99.3	Loan Agreement

99.4	General Security Agreement

99.5	Consulting Agreement

99.6	Termination Agreement

99.7	Termination Agreement

99.8	Consulting Agreement

99.9	Termination Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March  2013.

ENHANCE SKIN PRODUCTS INC.

Date: March 18, 2013	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer