Form 10-K
period 2013-04-30
Enhance Skin Products Inc
filed 2013-08-12
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of shares outstanding of the registrant's class of common stock as of August 8, 2013: 87,289,014.

ii

iii

PART I

ITEM 1.  BUSINESS.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Enhance Skin Products Inc., formerly Zeezoo Software Corp. (“Zeezoo”) was originally incorporated under the laws of the State of Nevada on November 14, 2006.

Pursuant to an Asset Purchase Agreement by and between Zeezoo and Enhance Skin Products Inc., a privately owned Ontario corporation (“Enhance Private”), which closed on August 14, 2008, Zeezoo acquired all of the intellectual property and certain liabilities of Enhance Private (the “Assets”). In addition to shares issued for the asset purchase and the cancellation of certain securities of Zeezoo, Enhance Private acquired approximately 57.6% of the issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), of Zeezoo. On August 28, 2008 Zeezoo changed its name to Enhance Skin Products Inc.

The Company is now a developer of premium cosmeceutical products marketed under its “Visible Youth” trademark. Cosmeceuticals are topically applied products containing ingredients that influence the biological function of skin and can be described as a marriage between cosmetics and pharmaceuticals. These products may improve the appearance and condition of the skin by delivering nutrients or protectants necessary for healthy skin.

The Freedonia Group, Cosmeceutical Study predicts that US demand for cosmeceutical products is expected to increase 5.8  % per annum to $8.5 billion in 2015, driven by an aging populace seeking to maintain the appearance of youth. The target market for cosmeceuticals continues to expand beyond the traditional 45-years-and-older demographic to include much younger individuals, as the national obsession with youth continues and focus shifts to products intended to stave off the first signs of aging. Further supporting growth will be an increasingly competitive employment environment, a steady stream of new and technologically advanced product introductions and the continuation of astute consumer-targeted marketing.

The Visible Youth skin care line utilizes high purity, medical-grade hyaluronic acid (also called hyaluronan or HA) of specific molecular size to deliver hydration to the skin. The brand also contains products that are proprietary (patent pending) synergistic formulations of two or more active ingredients that include the specific, medical-grade hyaluronic acid. Visible Youth is formulated to help improve the healthy appearance and feel of skin and addresses the loss of HA-water complex, a natural component of the skin without which the underlying structure of skin collapses. Visible Youth™ is formulated to help restore the skin’s natural supply of HA-water complex and works to rehydrate the skin at the cellular level. Visible Youth utilizes the same unique fraction of hyaluronan used in the development of the topical drug product Solaraze to deliver its active ingredient through to the dermis. In the case of Visible Youth, the ingredient that we are delivering is water for deep hydration.

The Visible Youth professional products also utilise Vitryxx/HA Bio-active Glass Serum; a new, effective and easy-to-formulate anti-aging ingredient with potential use in a wide variety of personal care products. It is based on a proprietary formulation of Hyaluronic Acid and bioactive glass in a serum, developed by Enhance in collaboration with Schott Glass. This unique formulation has been designed to deliver both the product benefits of Hyaluronic Acid and Bioactive Glass Powder as well as provide additional advantages from the combination of both materials.  Bioactive glass has been reported to have strong anti-inflammatory activity. Hyaluronan, also has strong anti-inflammatory activity, and we thus believe should provide synergistic benefits to the bioactive glass.

Products

Hyaluronan, which is the basis of all Visible Youth products, is a naturally occurring sugar polymer of central biological importance. Hyaluronic acid is present in every tissue of the body. It has many functions, including stimulating the tissue’s water retention capabilities. Three percent of the human body, by dry weight, is composed of HA. For example, hyaluronic acid is found in the eye and keeps them round and it is found in joints as part of the synovial fluid and acts as a lubricant and shock absorber. However, 56% of the HA in our bodies is found in the skin, where it helps retain moisture and structure. Together with collagen and elastin, HA forms the cement that holds cells together.

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

Dr. Samuel Asculai, our Chief Scientific Officer, has, in the course of his career, worked to define the size and purity of the HA molecule that would result in maximum hydration, dermal delivery, systematic targeting and safety. His work has resulted in over 30 patents defining the discovery of what the company believes is a HA oligomer of extremely high purity that provides the hydrating, delivery and targeting characteristics not found in “cosmetic grade” HA. The Visible Youth line is the product of Dr. Asculai’s work.

The Visible Youth skin care line currently has six products, all of which use medical grade HA and are hypoallergenic, non-irritating, fragrance free, non-comodegenic, non-occlusive and oil free:

Visible Youth Revitalizing Skin Formula:
A Serum for topical treatment of all areas of the face and neck. Replenishing hyaluronate helps to restore, correct and maintain the skin’s optimal moisture balance. Fine and deep lines are diminished over time, while the skin’s tone, texture, color and radiance are improved. This leaves the individual with healthier, more youthful looking skin.

Visible Youth Revitalizing Eye Zone Gel:
Addresses the delicate needs of the skin around the eye area. An ultra light gel combining the hydrating benefits of hyaluronate, collagen and glycerin with the healing and antioxidant properties of Vitamin E. It is a safe non-irritating gel that reduces puffiness, smoothes fine lines and improves the elasticity and texture of skin.

Visible Youth Revitalizing Moisturizer:
Containing  our specific HA fraction and other healthy emollients, this unique cream delivers hydrating nutrition to the skin and neck and is particularly effective when used after Visible Youth Skin Revitalizing Formula.

Visible Youth Revitalizing Cleanser:
A mild, non-soap and non-alkaline gel, Revitalizing Cleanser is formulated for all skin types to gently remove impurities without breaking the acid mantle of the skin.

Visible Youth Healing Complex:
A proprietary (patent pending) synergistic formulation of Hyaluronic Acid and  bioactive glass that delivers a restorative formula to treated skin following a professional skin resurfacing procedure. Developed for use at home, the Healing Complex acts as a humectant in combination with bioactive ceramic micro-particles to aid in healing  The Healing Complex also provides anti-microbial and anti-inflammatory properties while actively helping to attenuate redness.

Visible Youth Healing Complex Plus 3% Lidocaine:
For Physician use only, this is the Healing Complex with 3% Lidocaine added to be applied immediately after a professional skin-resurfacing procedure. Lidocane helps relieve pain and discomfort while decreasing irritation.

The Company is in the process of refining its formulations and refreshing its packaging to re-launch the Visible Youth brand in the Consumer and Professional markets. The Visible Youth Revitalizing Skin Formula, Visible Youth Revitalizing Moisturizer, Visible Youth Eye Zone Gel, and Visible Youth Revitalizing Cleanser are planned to be specifically formulated for the Consumer market. The Visible Youth Healing Complex and Visible Youth Healing Complex plus 3% Lidocaine, plus reformulated versions of the Skin Formula, Eye Zone Gel and Moisturizer to include Vitryxx™, are expected to be marketed under the Visible Youth “Professional” brand.

Product Development

We also plan to develop additional products under the Visible Youth trademark, which may include Visible Youth Deep Hydration Night Cream, Visible Youth Brightening/Lightening Moisturizer and Serum, Visible Youth BioGlass Mask, Visible Youth Neck Zone Gel, Visible Youth + SPF 30. We would anticipate launching two to three additional formulations per year after the re-launch of the Visible Youth Brand. We will also seek to license our products to marketing partners in Europe and the fast growing markets of Australasia.

The Company is also evaluating a number of other technologies and products under collaborations with other companies and universities which we would seek to develop and market either as cosmecueticals or as medical devices depending on regulatory requirements. The Company plans to seek development partners and/or additional funding at the appropriate time to develop some or all its development candidates using its HA delivery technology.

Intellectual Property and Patent Protection

At present, we have the following registered patents and trademarks:

Patent Applications

While attempting to create topical formulations of HA with Vitryxx™, a commercially available bioglass made by Schott Ag, we observed that the resulting formulations were able to maintain acidic pH for up to 24 months.  Furthermore, clinical evaluation of a HA/Vitryxx formulation, conducted at Essex Testing Clinic, Verona, New Jersey, revealed that after four weeks of daily use, up to 100% of the subjects responded with improvements in at least one or more skin aging parameters. These observations are also the foundation of the Visible Youth Healing Complex line.  These observations are also the subject of a PCT patent application entitled Cosmetic Composition for the Treatment of Skin and Methods Thereof  that was filed in September 2007.  The PCT  application has matured into the national patent applications set out below.

Title of Invention	Country	Status	Serial No.	National Phase Entry Date
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Canada	Application	2,662,581	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	United States	Application	12/439,811	March 3, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Europe	Application	078005865	March 16, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Australia	Application	2007/800376643	April 2, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	New Zealand	Granted January 2013	575334	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	China	Application	2007/80037664.3	April 9, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Japan	Application	2009/527658	March 10, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Hong Kong	Application	09110376.4	November 6, 2009

Trademarks
Trademark	Country	Registration No.	Classes	Status

Visible Youth	United States	3139439	03	Granted/Registered
Visible Youth	Australia	768865	03, 05	Granted/Registered
Visible Youth	Canada	A393144	03, 05	Granted/Registered
Visible Youth	France	1590434	03, 05	Granted/Registered
Visible Youth	Japan	2457750	03	Granted/Registered
Visible Youth	Norway	219947	03, 05	Granted/Registered
Visible Youth	Switzerland	508958	03, 05	Granted/Registered
Visible Youth	EU Community	002984367	03, 05	Granted/Registered
Visible Youth	PR China	12407092/12407091	03, 05	Application

Our trademarks registrations are granted for a specific period in each jurisdiction, and those registrations may be maintained indefinitely by renewing them periodically.  Generally, our trademark registrations are renewable every 5 to 10 years, depending on the particular jurisdiction.

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. In the course of preparing this affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. The Company intends to vigorously defend its Visible Youth trademark.

Government Approval of Principal Products

We are not required to obtain government approval of our products.

Effect of Existing Governmental Regulations on our Business

Our operations and products are subject to the United States Federal Food Drug and Cosmetic Act (the “FDNC”).  The FDNC is a set of laws passed by Congress giving authority to the United States Food and Drug Administration to oversee the safety of food, drugs, and cosmetics.  Generally, the FDNC prohibits the manufacture, labeling or introduction into interstate commerce of any cosmetic that is adulterated or misbranded.

Also, we are subject to the provisions of the International Nomenclature of Cosmetic Ingredients (“INCI”).  INCI is the official dictionary for cosmetic ingredients.  Pursuant to INCI, manufacturers of cosmetic ingredients are required to submit all new ingredients for registration in the INCI system.  Accordingly, to comply with legal labeling requirements, we are required to use the official INCI name of the ingredients on our labels.

Markets

Cosmeceutical products with therapeutic elements in their composition are enjoying increased popularity in worldwide markets. As a greater number of women and men are visiting dermatologists and expressing concerning about the health of their skin, cosmeceuticals provide answers to their cosmetic and health needs. Products such as anti-aging creams, tanning lotions and shampoos are beginning to incorporate medicinal grade ingredients and nutritional supplements in order to improve their efficiency and respond to market demand.

The Company believes that its products should have wide appeal to all skin types and all age groups.

It was Enhance Skin Products’ original plan to reach the targeted consumers by a direct dispense method; that is selling the Visible Youth products, through the services of independent aesthetic sales representatives, exclusively through physician offices, Medical Spas and licensed aestheticians, and supplemented by online sales with appropriate credit paid to back to referring physicians and aestheticians. Accordingly the initial production run and web site shopping cart were completed in June 2009.

During the second half of 2009, it became apparent that due to the recession, the direct dispense business model in the US was changing. Because of the attrition of funding sources, aesthetic sales reps had to commit increased time and effort helping customers finance equipment purchases, making them reluctant to spend time promoting the sale of lower commission products such as cosmecueticals. This, coupled with the reticence of patients to pay premium prices for unfamiliar brands, made it difficult for the Company to recruit independent sales reps. Sales representatives who did join the Company reported that physician offices were cutting back on product offerings due to the economic climate and were reluctant to take on new as yet unproven products.

In late 2010 we concluded that the Company should re-position and relaunch the Visible Youth product line in North America, so as to be able to pursue a direct to consumer (“DTC”) marketing program, in addition to a re-focused professional, direct dispense (“Professional”) strategy. In early 2011 the Visible Youth website was updated for new DTC pricing and attempts made to access affiliate networks utilizing new communication methods such as blogs, web-based social networks (Facebook, Twitter), email, etc., to introduce, and acquire customers for the selected Visible Youth DTC products. The professional line was not re-focused and our DTC activities were not successful due to the lack of organizational and financial resources.

Since Mid 2011 the product line has not been actively promoted in the United States with a sales force or advertisement, save for sampling and through our website, to professionals or consumers partly due to the lack of financial resources but also as the Company spent considerable time in attempting to complete unsuccessful private financing transactions to fund the DTC and Professional strategy and, then, the last year on a proposed merger with nutraceutical company Age Reversal Inc., who ultimately withdrew from the merger in January 2013. We have however continued to actively market the line in Canada, where we have our Corporate Office and our Chief Scientific Officer resides, and to market and sell product and to provide free samples to existing and potential customers and professionals in the USA and Canada who are highly supportive of the product range. Sales of the products have however continued to be very low primarily, we believe, due to the lack of marketing support, non attendance at trade shows and exhibitions and the absence of clinical studies on the key formulations, necessary to support marketing efforts. We have also been negatively impacted by the bankruptcy of our US fulfillment centre and have not had the financial resources to replace the fulfillment centre.

In February, 2013 we decided to seek external professional help on its future marketing strategy as part of the Restructuring Plan. We have engaged a US based consultancy firm with a unique set of skills and extensive beauty industry experience and relationships to undertake an audit of the Visible Youth products and brand and to help reposition the brand and develop a strategy for its re-launch in the US and other markets, both as a consumer and professional brand. The principals of this firm have over 80 years of combined experience within the beauty and professional services businesses. They have independently created, launched and sold their brands to two fortune 500 companies. They also have longstanding significant relationships with manufacturers, packaging companies, and retailers worldwide and we feel they are uniquely placed to support our brand development, distribution and fulfillment needs for access to the end consumer. We are currently preparing a business and marketing plan to enable us to commence the next step of the exercise, namely a “refreshed design” and creative concepts, the creation of a retail plan and ultimately commercialization and re-launch. We also plan to undertake additional clinical studies to support the marketing campaign. Clinical studies typically involve 20-50 subjects using the product for between 8 – 14 weeks take 3 – 4 months to the issue of the final report. As part of this exercise we will also be seeking a new US fulfillment centre.

Additional funding will be required to implement the marketing plan and to conduct the clinical studies to support the marketing plan.  There can be no assurance that the Company will be able to secure the required additional funding on terms acceptable to the Company or at all.

International

We are currently in early stage discussions with a Taiwanese manufacturer, packager and distributer of cosmetics, cosmeceuticals and nutraceuticals for the potential manufacture and distribution of the Visible Youth range within the Australasia region. We intend to pursue a similar strategy for Europe and are in early stage discussion with several potential European partners.

Strategy

In summation, the Company’s overall marketing strategy is to continue to develop and market a full line of cosmeceutical products, the main active ingredient of which is HA. All Visible Youth products are intended to be competitively priced in the mid- to upper-quadrant of high quality products and brands.

Our marketing efforts will continue to be focused on clearly defining our message of highly effective skin hydration to create user awareness and demand for our products and establish the Visible Youth brand as a pioneer and leader in the market. The Visible Youth “Professional” products are intended to be marketed as the premier product for skin resurfacing.

The strategic review underway will help us define the exact channels and marketing strategy for the product re-launch in both the consumer and professional markets.

Raw Materials and Suppliers

Hyaluronan is the primary “active” ingredient in our products. The other ingredients in our products are standard ingredients for cosmetic products that are readily available in the cosmetic industry.

Many forms of hyaluronan are available.  We use hyaluronan of a specific molecular size and purity. Not all hyaluronan manufacturers produce hyaluronan to our specifications. Accordingly, we seek to acquire our hyaluronan from manufacturers who produce hyaluronan to our specifications.

Hyaluronan comes from a number of sources. Two of the most popular are extraction from rooster combs and bacterial fermentation. We prefer bacterial fermentation. Accordingly, we seek to acquire our hyaluronan from manufacturers that produce hyaluronan using a bacterial fermentation process.

Kyowa Hakko, our historic supplier of Hyaluronan has informed the Company that its supply is on back order. In order to safeguard supply we are currently in the process of testing and qualifying several alternative sources of Hyaluronan. We do not anticipate a shortage of any ingredient or raw material used in our products.

Competition

The market for skincare/cosmeceuticals is highly competitive with many established manufacturers, suppliers and distributors engaged in all phases of the business.  Competitive factors in our market include:

●	product efficacy and uniquenss;
●	brand awareness and recognition;product quality, reliability of performance and convenience of use;
●	cost effectiveness;
●	breadth of product offerings;
●	sales and marketing capabilities and methods of distribution;
●	resources devoted to product education and technical support; and
●	speed of introducing new competitive products and existing product upgrades.

We face and will continue to face intense competition.  A number of our competitors have far greater research and development and marketing capabilities and far greater financial resources that we do. These competitors may have developed, or could in the future develop, new technologies that compete with our products or render our products obsolete. We are also likely to encounter increased competition as we enter new markets and as we attempt to further penetrate existing markets. Some of our competitors have, in the past, and may, in the future, compete by lowering prices on their products. We may respond by lowering our prices, exiting the market or competing by investing in the development of new, improved products.

Approximately 400 companies compete in the U.S. cosmeceutical industry, divided fairly evenly among chemical and end-use product segments.  The seven largest producers of cosmeceutical products are Johnson & Johnson, Procter & Gamble, L’Oreal, Allergan, Avon, Estee Lauder and Medicis.  These companies control more than 60% of the U.S. cosmeceutical market. Our products also compete with similar products sold in prestige locations, such as department stores, high-end specialty retailers, door-to-door, by television and infomercials or mail-order or telemarketing by representatives of direct sales companies.

We expect to compete on the basis of brand awareness, product functionality, design, quality, pricing, marketing, order fulfilment and delivery.

ITEM 1A.  RISK FACTORS.

As a smaller reporting company, the Company is not required to provide information under this Item 1A.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We do not own any real property.  Our principal executive offices are located at 100 King Street West, 56th Floor, Toronto, Ontario M5X 1C9.

ITEM 3.  LEGAL PROCEEDINGS.

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. In the course of preparing this affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling "VISIBLE YOUTH VY anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. The Company intends to vigorously defend its Visible Youth trademark.

We are not aware of any other material legal proceedings, other than ordinary routine litigation incidental to the business, to which our Company or any of our subsidiaries are a party or of which any of their property is the subject. We are not aware of any material proceedings to which any director, officer or affiliate of the our Company, any owner of record or beneficially of more than five percent of any class of voting securities of the our Company, or any associate of any such director, officer, affiliate of our Company, or security holder is a party adverse to our Company or any of its subsidiaries or has a material interest adverse to our Company any of its subsidiaries.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock prices are, currently, quoted on the OTCQB with the symbol "EHSK".  The Company’s common stock commenced quotation of those prices on the OTCBB on August 14, 2008. On July 23, 2012, the price of ESP’s common stock ceased to be quoted on the OTCBB, as a result of a lack of quoting activity regarding that stock.  As result, the prices of the Company’s common stock are now quoted on the OTCQB.  The OTCQB is the market place for companies that are current in their reporting to the SEC or a United States regulatory agency.  There are no financial or qualitative standards to participate in the OTCQB.  The OTCQB allows investors to identify easily reporting companies traded in the OTC market regardless of where they are quoted.  The Company’s common stock is thinly traded, and transactions in that stock are infrequent and sporadic.  No established trading market exists for the Company’s common stock.

The following table specifies the high and low bid quotations for the Company’s common stock for the periods indicated.  These quotations, as reported by the OTCBB, indicate prices among securities dealers, do not include retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

Period	High	Low

Quarter ended April 30, 2013	$.009	$.002
Quarter ended January 31, 2013	$.050	$.010
Quarter ended October 31, 2012	$.011	$.011
Quarter ended July 31, 2012	$.050	$.010
Quarter ended April 30, 2012	$.040	$.020
Quarter ended January 31, 2012	$.020	$.020
Quarter ended October 31, 2011	$.020	$.020
Quarter ended July 31, 2011	$.035	$.030

Shares of our common stock are issued in registered form.  Globex Transfer, LLC. 789 Deltona Blvd., Deltona, FL, 32725 (Telephone: (386) 206-1133; Facsimile: (386) 278-3124) is the registrar and transfer agent for our common shares. On April 30, 2013 we had 55,250,000 shares outstanding.

As of April 30, 2013, the approximate number of holders of our common stock is 25.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

RECENT SALES OF UNREGISTERED SECURITIES

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“SPA”) with Crisnic Fund S.A.. Pursuant to the SPA, the Company sold 750,000 shares of the Company’s Common Stock to Crisnic for an aggregate purchase price of U.S.$30,000.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

On November 4, 2010, the Company entered into a Stock Purchase Agreement (“Second SPA”) with Crisnic. Pursuant to the Second SPA, the Company sold 1,500,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S.$30,000.  The sale of those shares was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

On April 12, 2013, the Company entered into a Settlement Agreement and Release with Crisnic Fund S.A. (“Crisnic”).  Pursuant to this agreement, the Company issued 375,000 common shares to Crisnic in consideration for Crisnic releasing the Company from all claims, debts and obligations including without limitation expenses of $5,600 owing to Crisnic under an Indirect Primary Offering Agreement with the Company. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 20, 2013, the Company entered into a services agreement with Curtis Development, LLC (“Curtis”).  Pursuant to that agreement, Curtis provided certain services such as a brand audit and development of a brand strategy.  As consideration for services, the Company paid Curtis $12,000 and issued 2,000,000 common shares.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Effective April 30, 2013, the Company entered into the following material agreements with creditors in accordance with the restructuring plan that was approved by the Company’s Board of Directors on February 13, 2013 (“Restructuring Plan”): (i) a debt settlement agreement with Heenan Blakie LLP (the “Heenan Settlement Agreement”); and  (ii) a debt settlement agreement with Stepp Law Corporation (the “Stepp Settlement Agreement”).

The Heenan Settlement Agreeement provides that in full repayment of the CDN$119,926.21 the Company owes to Heenan Blakie LLP (“Heenan”), the Company will pay (i) US$15,674.54 within five business days of signature of the Heenan Settlement Agreement; (ii) US$32,078.59 from the reimbursement of patent costs from certain third parties or from any fundraising that bring the Company’s aggregate fundraisings to at least one million United States dollars; and (iii) 1,441,242 common shares of the Company within five business days of signature of the Heenan Settlement Agreeement.  The common shares to be issued to Heenan will be issued pursuant to Regulation S of the Securities Act.  The foregoing description of the Heenan Settlement Agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 99.1 and which is incorporated herein in its entirety by reference.

The Stepp Settlement Agreeement provides that in full satisfaction of the US$138,752 the Company owes to Stepp Law Corporation (“Stepp”), the Company will pay (i) US$9,938 within five business days of signature of the Heenan Settlement Agreement; (ii) US$27,750 from any monies received by the Company from Age Reversal, Inc. pursuant to the terms of the Agreement and Plan of Merger between the Company and Age Reversal, Inc. or from any fundraising that bring the Company’s aggregate fundraisings to at least one million United States dollars; (iii) 2,312,533 common shares of the Company within five business days of signature of the Heenan Settlement Agreeement and (iv) Stepp shall forgive the remaining $99,207.68 of debt owed to it.  The common shares to be issued to Stepp will be issued pursuant to Regulation D of the Securities Act. The foregoing description of the Stepp Settlement Agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached hereto as Exhibit 99.2 and which is incorporated herein in its entirety by reference.

On signature of the Heenan Settlement Agreement and the Stepp Settlement Agreement the Company has substantially completed the Restructuring Plan and triggered certain provisions of termination agreements with current or former officers or employees, Samuel Asculai, Brian Lukian, Christopher Hovey and Drasko Puseljic (the “Termination Agreements”) and a loan agreement with current officer and director Samuel Asculai (the “Loan Agreement”). The Termination Agreements and the Loan Agreement were disclosed and attached as Exhibits to the Company’s Quarterly Report on Form 10-Q for the period to January 31, 2013 filed with the SEC on 19 March, 2013. As a result of the substantial completion of the Restructuring Plan, under the Termination Agreements all unpaid fees are forgiven except for an aggregate US$75,414. Under the Loan Agreement Dr. Asculai shall convert $86,803, representing 50% of the amounts owed to Dr. Asculai as of October 31, 2012, of the amounts owed to him into 23,085,772 common shares of the Company. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 24, 2013, the Company entered into a services agreement with Beauty Scouts, LLC (“Beauty Scouts”) pursuant to which Beauty Scouts is to provide services including data sheet preparation and drafting of business/financial plans.  As consideration for these services, the Company will pay Beauty Scouts $13,000 and issue 1,500,000 common shares. The sale of these securities will be made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 21, 2013, the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. The foregoing information regarding the Stock Purchase Agreement with Grim AS is not intended to be complete and is qualified in its entirety by reference to the complete text of that agreement, which is attached as Exhibit 99.3 to this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Balance sheet – April 30, 2013

Cash

At April 30, 2013 the Company had $30,866 of cash on hand an increase of $29.791 from the April 30, 2012 balance of $1,075, mainly because of advance of $50,000 by Mercuriali Ltd, a related party, pursuant to a loan agreement dated March 4, 2013.

Account receivable

At April 30, 2013, the Company had an account receivable balance of $2,577 representing a sale made to a customer at year end.  The balance was subsequently received.  There was no such balance as at April 30, 2012.

Prepayments

Prepayments of $1,100 represent prepaid office rent for the month of May 2013.

Accounts payable and accrued liabilities

At April 30, 2013 accounts payable and accrued liabilities was $114,930, a decrease of $64,876 from the April 30, 2012 balance of $179,806. During the year ended 2013, the Company accrued $136,464 representing legal and professional charges.  The net decrease of $64,876 is mainly due to debt settlement agreements with creditors of $201,340 in accordance with the Restructuring Plan.

Accounts payable to related parties

The balance at April 30, 2013 of $126,175 decreased by $1,429,518 from the $1,555,693 balance at April 30, 2012. The decrease is due to forgiveness of debts in accordance with the termination agreements with certain officers/employees of the Company in accordance with the Restructuring Plan.

Advances from related parties

The balance at April 30, 2013 of $143,481 decreased by $29,624 from the $173,105 balance at April 30, 2012. The decrease is mainly due to conversion of $86,803 into shares to be issued to Dr. Asculai offset by an advance of $50,000 by Mercuriali Ltd under a loan agreement dated March 4, 2013 and pursuant to the Restructuring Plan.

Common Stock

At April 30, 2013 there were 55,250,000 shares of common stock issued out of the authorized 100,000,000 common shares. The par value of the common shares is $0.001 resulting in common stock of $55,250.

Additional paid-in Capital

At April 30, 2013 the balance of additional paid in capital was $1,637,118 increased by $139,063 from the $1,498,055 balance at April 30, 2012. The increase is due to contributed services by ARI of $51,992 and $87,071 representing the difference between the par value of the common stock and the values at which the shares were issued during the year ended April 30, 2013.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada. In the consolidation of the Canadian subsidiary a translation adjustment was incurred which is not reflected in the statement of operations. This translation adjustment is maintained in the consolidated statement of stockholders’ equity. The balance at April 30, 2013 was $(3,569), an increase of $266 from the April 30, 2012 balance of $(3,303).

Statement of Operations – April 30, 2013

Sales

Sales for the year ended April 30, 2013 were $3,089 compared to the previous year of $294. The Company is presently attempting to raise equity financing in order to reposition its brand and to implement its consumer marketing campaign.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for year ended April 30, 2013 were $37,552 compared to the $636,822 incurred in the year ended April 30, 2012. The decrease was $599,270 is mainly attributed to the decrease in remuneration to certain officers/employees of the Company.

In the year ended April 30, 2012 remuneration was  $611,475 whereas in the current year no remuneration was charged due to forgiveness of debts in accordance with the termination agreement with certain officers/employees of the Company pursuant to the Restructuring Plan.

Professional fees.

Professional fees in the year ended April 30, 2013 were $209,943 compared to the $161,783 incurred in the year ended April 30, 2012, an increase of $48,160.  The increase is mainly due to increase in legal and professional charges primarily relating to costs associated with the aborted ARI merger.

Marketing

In 2013 marketing expenses were $342 compared to $1,470 in 2012 a decrease of $1,128.  The overall balance is not significant.

Other Items

Forgiveness of debts

During the year ended April 30, 2013, the Company entered into debt settlement agreements with certain creditors of the Company and termination agreement with certain officers/employees of the Company pursuant to the Restructuring Plan. As a result of these agreements the Company recorded $1,634,222 as forgiveness of debts during the year ended April 30, 2013.

Impairment of other assets

As at April 30, 2012, the Company made an impairment provision of the entire balance of sales tax receivable of $3,450, whereas there was no such balance as at April 30, 2013.

Liquidity and Capital Resources

At April 30, 2013, the Company had a working capital deficit of $350,043 compared to a working capital deficit of $1,907,529 at the year ended April 30, 2012. The decrease is due to debt settlement agreements with certain creditors of the Company and termination agreement with certain officers/employees of the Company pursuant to the Restructuring Plan.

At April 30, 2013 the total assets were $34,543 as compared to the total assets $1,075 at April 30, 2012. The increase is mainly due to advances of $50,000 by Mercuriali Ltd. during the year 2013.

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

On August 3, 2010, the Company entered into a Stock Purchase Agreement (“First SPA”) with Crisnic. Pursuant to the First SPA, the Company sold 750,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S.$30,000. The sale of those shares was made in reliance on the exemption from registration provided by Section 4(2) to the Securities Act of 1933.

On November 4, 2010, the Company entered into a Stock Purchase Agreement (“Second SPA”) with Crisnic. Pursuant to the Second SPA, the Company sold 1,500,000 shares of the Company’s common stock to Crisnic for an aggregate purchase price of U.S.$30,000. The sale of those shares was made in reliance on the exemption from registration provided by Section 4(2) to the Securities Act of 1933.

During the year ended April 30, 2013, the Company entered into debt settlement agreements with certain creditors of the Company and termination agreements with certain officers/employees of the Company pursuant to the Restructuring Plan.  Further, Mercuriali Ltd., a related party, advanced to the Company $50,000 pursuant to a loan agreement dated March 4, 2013.

Subsequent to year end and on June 21, 2013, the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. The foregoing information regarding the Stock Purchase Agreement with Grim AS is not intended to be complete and is qualified in its entirety by reference to the complete text of that agreement, which is attached as Exhibit 99.3 to this Annual Report on Form 10-K.

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

We have audited the accompanying balance sheets of Enhance Skin Products, Inc. as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. Enhance Skin Products Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Products, Inc. as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has no significant revenues, has negative working capital at April 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
August 9, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED BALANCE SHEETS AS AT APRIL 30, 2013 AND 2012 (Expressed in United States Dollars)

	April 30,	April 30,
	2013	2012
	$	$

ASSETS
Cash	30,866	1,075
Account receivable	2,577	—
Prepayments	1,100	—
Total current assets	34,543	1,075
Total assets	34,543	1,075

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	114,930	179,806
Accounts payable to related parties (Note 5)	5,849	1,555,693
Accounts payable to related parties convertible into shares (Note 5)	120,326	—
Advances from related parties (Note 5)	93,481	173,105
Advances from related parties convertible into shares (Note 5)	50,000	—
Total current liabilities	384,586	1,908,604
Total liabilities	384,586	1,908,604

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of April 30, 2013 (April 30, 2012: 100,000,000 common shares) - (Note 6)
Issued and outstanding 55,250,000 common shares as of April 30, 2013 (April 30, 2012: 53,250,000 common shares) - (Note 6)	55,250	53,250
Shares to be issued (Note 6)	27,215	—
Additional paid-in capital	1,637,118	1,498,055
Accumulated other comprehensive loss	(3,569)	(3,303)
Accumulated deficit	(2,066,057)	(3,455,531)
Total stockholders' deficit	(350,043)	(1,907,529)
Total liabilities and stockholders' deficit	34,543	1,075

Commitments (Note 10)

See accompanying notes

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED APRIL 30, 2013 AND 2012 (Expressed in United States Dollars)

	Year ended	Year ended
	April 30,	April 30,
	2013	2012
	$	$

SALES	3,089	294

EXPENSES
General and administrative	37,552	636,822
Professional fees	209,943	161,783
Marketing	342	1,470
	247,837	800,075
Net loss for the year before other items	(244,748)	(799,781)

OTHER ITEMS - INCOME (EXPENSE)
Forgiveness of debts (Note 7)	1,634,222	—
Impairment of other assets	—	(3,450)
	1,634,222	(3,450)
Net income (loss) for the year before income taxes	1,389,474	(803,231)
Income taxes (Note 9)	—	—
Net income (loss) for the year	1,389,474	(803,231)
Foreign currency translation adjustment	(266)	(154)
Comprehensive income (loss)	1,389,208	(803,385)

Earning (loss) per share, basic and diluted	0.03	(0.02)

Weighted average number of
common shares outstanding	54,250,000	53,250,000

See accompanying notes

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED APRIL 30, 2013 and 2012 (Expressed in United States Dollars)

					Accumulated
			Shares	Additional	other
	Common stock		to be issued	paid-in	compreshensive	Accumulated
	Shares	Amount	Amount	capital	loss	deficit	Total
		$	$	$	$	$	$

As at April 30, 2011	53,250,000	53,250	—	1,498,055	(3,149)	(2,652,300)	(1,104,144)

Foreign currency translation	—	—	—	—	(154)	—	(154)

Net loss for the year	—	—	—	—	—	(803,231)	(803,231)

As at April 30, 2012	53,250,000	53,250	—	1,498,055	(3,303)	(3,455,531)	(1,907,529)

Contributed capital	—	—	—	51,992	—	—	51,992

Issuance of shares	2,000,000	2,000	—	14,000	—	—	16,000

Shares to be issued	—	—	27,215	73,071	—	—	100,286

Foreign currency translation	—	—	—	—	(266)	—	(266)

Net income for the year	—	—	—	—	—	1,389,474	1,389,474

As at April 30, 2013	55,250,000	55,250	27,215	1,637,118	(3,569)	(2,066,057)	(350,043)

See accompanying notes

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2013 and 2012 (Expressed in United States Dollars)

	For the year	For the year
	ended April 30,	ended April 30,
	2013	2012
	$	$

OPERATING ACTIVITIES
Net income (loss) for the year	1,389,474	(803,231)
Forgiveness of debts	(1,634,222)	—
Contributed services	51,992	—
Impairment of other assets	—	3,450
Stock issued for services	16,000	—
Net change in non-cash working capital balances:
Account receivables	(2,577)	—
Prepayments	(1,100)	207
Accounts payable and accrued liabilities	149,947	122,835
Accounts payable to related parties	3,364	602,343
Cash used in operating activities	(27,122)	(74,396)

FINANCING ACTIVITIES
Advances from related parties	57,179	73,872
Cash used in financing activities	57,179	73,872

Net increase (decrease) in cash during the year	30,057	(524)
Effect of foreign currency translation	(266)	(154)
Cash, beginning of the year	1,075	1,753
Cash, end of year	30,866	1,075

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

The Company was originally incorporated under the laws of the state of Nevada on November 14, 2006 as Zeezoo Software Corp. (“Zeezoo”)

Pursuant to an Asset Purchase Agreement by and between Zeezoo and Enhance Skin Products Inc., a privately owned Ontario corporation (“Enhance Private”), which closed on August 14, 2008, Zeezoo acquired all of the intellectual property and certain liabilities of Enhance Private (the “Assets”). In addition to shares issued for the asset purchase and the cancellation of certain securities of Zeezoo, Enhance Private acquired approximately 57.6% of the issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), of Zeezoo.  On August 28, 2008 Zeezoo changed its name to Enhance Skin Products Inc.

For accounting purposes, this transaction was treated as an acquisition of Zeezoo and a recapitalization of Enhance Skin Products Inc. Enhance Private was the accounting acquirer and the results of its operations carried over.  Accordingly, all prior year financial statements presented for comparative purposes are those of Enhance Private and not Zeezoo. Accordingly, the operations of Zeezoo are not carried over and adjusted to $0. Immediately prior to the Merger, Zeezoo had minimal assets and liabilities.

The financial statements are presented based on this recapitalization, whereby the Company had 49,250,000 common shares outstanding as of August 14, 2008.

The Company is now a developer of premium cosmeceutical products marketed under its “Visible Youth trademark. Cosmeceuticals are topically applied products containing ingredients that influence the biological function of skin and can be described as a marriage between cosmetics and pharmaceuticals. These products may improve the appearance and condition of the skin by delivering nutrients or protectants necessary for healthy skin.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At April 30, 2013 the Company had a cash balance of $30,866 compared to a cash balance of $1,075 at April 30, 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash, account receivable and prepayments. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

REVENUE RECOGNITION
The Company’s revenue is generated primarily from the sale of its line of skin care products. The Company recognizes product sales generally at the time the product is shipped. In certain instances the Company recognizes revenue on a C.O.D. basis. Concurrent with the recognition of revenue, the Company is determining a suitable provision for the estimated cost of product returns. Once this provision is determined revenue will be reduced for estimated product returns. However, as of April 30, 2013 there have been no product returns. Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized. Shipping and handling charges to the customer are included in revenue and the associated costs are included in cost of goods sold. Although the Company has written down the inventory to nil as the value of the inventory is considered to be impaired due to lack of significant sales the products are still available for sale on the Company’s web site.

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

PRODUCT DEVELOPMENT COSTS
Product development costs are expensed as incurred. Product development expenses were nil for the years ended April 30, 2013 and 2012.

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

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements through the date of issuance of these financial statements and believes that none of them will have a material effect on the company’s financial statements.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 4.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at April 30, 2013 the Company has a working capital deficit of $350,043 and accumulated deficit of $2,066,057. The Company has relied on advances from its former CEO, director, current CEO and a related party to meet the working capital requirements.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the Company’s successful efforts to complete the restructure of its balance sheet, obtain additional funding to reposition its product line and generate sales and then attain profitable operations.  In response to these problems, management has taken the following actions:

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

As at April 30, 2013, the Company restructured its balance sheet by entering into debt settlement agreements with certain creditors of the Company and termination agreements with certain officers/employees of the Company pursuant to the Restructuring Plan. As a result of these agreements the Company recorded $1,634,222 as forgiveness of debts during the year ended April 30, 2013.

In addition, prior to the Company having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) the Company’s President & CEO, CSO and General Counsel will make no charge for services.

Currently management is seeking additional financing to reposition its Visible Youth product line for the consumer market, to  fund its direct to consumer sales campaign and to undertake clinical evaluations of its reformulations.  There can be no assurances, however, that management’s expectations of obtaining additional funding on terms satisfactory to the Company, or at all will, be achieved or that future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES

ACCOUNTS PAYABLE TO RELATED PARTIES:

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the former CEO, former CFO, former COO and a contract consultant, net of the amounts forgiven under the termination agreements.  The former CEO and former COO are also directors. Also included in accounts payable to related parties is the balance owing to Mercuriali Ltd a company controlled by Mr. Nicholson the CEO and CFO. These liabilities, other than the balance owing to Mercuriali, are unsecured, non-interest bearing, and have no specific terms of repayment.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES: (continued)

The details of related party balances are as follows:

	April 30,	April 30,
	2013	2012
	$	$

Accounts payable to related parties
- Unpaid remuneration	—	1,508,297
- Balances owing to Mercuriali Ltd.	—	33,188
- Unreimbursed expenses	5,849	14,208
	5,849	1,555,693

Accounts payable to related parties convertible into shares
- Unpaid remuneration	75,414	—
- Balances owing to Mercuriali Ltd.	33,188	—
- Unreimbursed expenses	11,724	—
	120,326	—

Advances from related parties
- Advances from directors	93,481	173,105
	93,481	173,105

Advances from related parties convertible into shares
- Advances from a director	50,000	—
	50,000	—

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at April 30, 2013, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES: (continued)

Unpaid remuneration (continued)

The Company incurred monthly consulting fee expenses of $12,500 to either Samuel Asculai or Biostrategies Consulting Group Inc.(“Biostrategies”), a private Ontario company wholly owned by Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012.  At April 30, 2013, $400,625 of these expenses were unpaid.  No such expenses have been accrued by the company since May 31, 2012 because these have been waived by Biostrategies and Dr. Asculai. On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic.

On December 20, 2010 the Company entered into an employment agreement with Brian Lukian, our then Chief Financial Officer. The agreement had an initial term of five years, which was renewable for additional two year periods after such initial term and provided for payment for services provided by Mr. Lukian from May 1, 2010. Pursuant to the agreement, Mr. Lukian received a base salary and was eligible to participate in any bonus plan established by the company for employees and consultants. Mr. Lukian's base salary was $150,000 per annum. Mr Lukian billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012.

The employment agreement with Mr. Brian Lukian was terminated on May 31, 2012 as a result of his resignation from the Company. At April 30, 2013, Mr. Lukian was owed $307,047 in unpaid fees.  On March 5, 2013 Mr. Lukian entered a termination agreement with the company (the “Lukian Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Lukian forgives all of the unpaid fees except for $15,352 which amount will be converted into four million eighty three thousand and seventy two (4,083,072) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Lukian forgave all of the unpaid fees except for $15,352 which is included in total unpaid remuneration balance as at April 30, 2013.

The Company incurred monthly employment expenses of $12,500 to Chris Hovey, the Company’s then Chief Operating Officer.  The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012.  At April 30, 2013, $400,000 of these expenses were unpaid.  No such expenses have been accrued by the company since May 31, 2012 because these have been waived by Mr. Hovey. On March 5, 2013 Mr. Hovey entered a termination agreement with the Company (the “Hovey Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Hovey forgives all of the unpaid fees except for $20,000 which amount will be converted into five million three hundred nineteen thousand one hundred and forty nine (5,319,149) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Hovey forgave all of the unpaid fees except for $20,000 which is included in total unpaid remuneration balance as at April 30, 2013.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES: (continued)

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”)  , a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of April 30, 2013 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

Unreimbursed expenses

These balances represent expenses incurred by the related parties on behalf of the Company.  The Company will reimburse these expenses on the Company raising an aggregate one million dollars. In addition, Mr Hovey has the option, upon the Company entering into cumulative fundraisings of at least $150,000, to convert within 5 business days unpaid expenses of $11,724 into three million one hundred eighteen thousand two hundred and seventy one (3,118,271) common shares of the Corporation.

ADVANCES FROM RELATED PARTIES

As of April 30, 2013 and April 30, 2012, the Company owes $143,481and $180,142, respectively, in respect of advances from Dr. Asculai its former CEO and Mercuriali Ltd, a company controlled by Mr Nicholson the Company’s CEO .  The advances due to Dr. Asculai and Mercuriali Ltd are secured by the assets of the Company, and do not bear interest.

On March 4, 2013 the Company, Dr. Asculai and Mercuriali Ltd. entered into a Loan Agreement under which Mercuriali advanced the Company fifty thousand United States dollars ($50,000) and which provided for the possibility of further advances by Mercuriali to the Company.  As at July 23, 2013, Mercuriali has advancd a total of $75,000 to the Company pursuant to the Loan Agreement.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.  The Loan Agreement also provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share. The remainder of the amount owed to Dr. Asculai is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, $86,803 representing 50% of Dr. Asculai’s balance outstanding as at October 31, 2012 are to be converted into common shares of the Company.

OTHER INFORMATION

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

OTHER INFORMATION (continued)

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

Subsequent to the year end and on June 21, 2013 the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. The foregoing information regarding the Stock Purchase Agreement with Grim AS is not intended to be complete and is qualified in its entirety by reference to the complete text of that agreement, which is attached as Exhibit 99.3 to this Annual Report on Form 10-K.

NOTE 6.   STOCKHOLDERS' DEFICIT

AUTHORIZED

On April 8, 2013, the Company’s Board of Directors unanimously approved the amendment to Articles of Incorporation (the "Articles of Amendment") to increase authorized stock from 100,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001 per share. Subsequent to the approval of the amendment by the Board of Directors, the holders of the majority of the outstanding shares of common stock of the Company provided written consent to the Articles of Amendment.  On April 23, 2013, the Company filed an Information Statement on Schedule 14C providing stockholders with notice of the Articles of Amendment.  On May 24, 2013, the Company sent the Articles of Amendment to Nevada Secretary of State for filing which were updated on June 11, 2013.

ISSUED AND OUTSTANDING

On August 14, 2008, the Company entered into a subscription agreement with certain investors (“Investors”) pursuant to which the Company sold to the Investors an aggregate of 750,000 units for $1,500,000 ($2.00 per unit), each unit consisting of 2 shares of Common Stock and one warrant to purchase one share of Common Stock.  Each warrant entitled its holder to subscribe for one share of our common stock at an exercise price of $1.40 during the period of 24 months from the closing date of August 14, 2008 at 5:00 p.m., Nevada time.

Of the $1,500,000 raised funds, $344,600 were disbursed as follows: $300,000 were paid as finder’s fees, $44,600 were cash expenses consisting of professional fees and legal fees associated with share issuance costs.  Accordingly net proceeds to the Company were $1,155,400.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 6.   STOCKHOLDERS' DEFICIT (continued)

ISSUED AND OUTSTANDING (continued)

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

During the year ended April 30, 2013 the Company issued 2,000,000 shares to Curtis Development LLC in consideration of services valued at $16,000 pursuant to the agreement dated March 20, 2013.

At April 30, 2013 there were 55,250,000 shares of common stock issued out of the authorized 100,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $55,250.

SHARES TO BE ISSUED

Pursuant to the Restructuring Plan, the Company has entered into the following settlement agreements which trigger issuance of shares by the Company:

On April 12, 2013, the Company entered into a Settlement Agreement and Release with Crisnic Fund S.A. (“Crisnic”).  Pursuant to this agreement, the Company issued 375,000 common shares to Crisnic in consideration for Crisnic releasing the Company from all claims, debts and obligations including without limitation expenses of $5,600 owing to Crisnic under an Indirect Primary Offering Agreement with the Company. The Company issued these shares in the first quarter ending July 31, 2013.

Effective April 30, 2013, the Company entered into the following material agreements with creditors in accordance with the restructuring plan that was approved by the Company’s Board of Directors on February 13, 2013 (“Restructuring Plan”): (i) a debt settlement agreement with Heenan Blakie LLP (the “Heenan Settlement Agreement”); and  (ii) a debt settlement agreement with Stepp Law Corporation (the “Stepp Settlement Agreement”).

The Heenan Settlement Agreeement provides that in full repayment of the CDN$119,926.21 the Company owes to Heenan Blakie LLP (“Heenan”), the Company will pay (i) US$15,674.54  within five business days of signature of the Heenan Settlement Agreement; (ii) US$32,078.59 from the reimbursement of patent costs from certain third parties or from any fundraising that bring the Company’s aggregate fundraisings to at least one million United States dollars; and (iii) 1,441,242 common shares of the Company within five business days of signature of the Heenan Settlement Agreeement. The Company issued these shares in the first quarter ending July 31, 2013.

The Stepp Settlement Agreeement provides that in full satisfaction of the US$138,752 the Company owes to Stepp Law Corporation (“Stepp”), the Company will pay (i) US$9,938 within five business days of signature of the Heenan Settlement Agreement; (ii) US$27,750 from any monies received by the Company from Age Reversal, Inc. pursuant to the terms of the Agreement and Plan of Merger between the Company and Age Reversal, Inc. or from any fundraising that bring the Company’s aggregate fundraisings to at least one million United States dollars; (iii) 2,312,533 common shares of the Company within five business days of signature of the Heenan Settlement Agreeement and (iv) Stepp shall forgive the remaining $99,207.68 of debt owed to it. The Company issued these shares in the first quarter ending July 31, 2013.

On signature of the Heenan Settlement Agreement and the Stepp Settlement Agreement the Company has substantially completed the Restructuring Plan and triggered certain provisions a loan agreement with current officer and director Samuel Asculai (the “Loan Agreement”). Under the Loan Agreement Dr. Asculai shall convert $86,803, representing 50% of the amounts owed to Dr. Asculai as of October 31, 2012, into Company’s common stock at a conversion price of $0.00376 resulting in the issuance of 23,085,772 common shares. The Company issued these shares in the first quarter ending July 31, 2013.

The total number of shares of common stock to be issued by the Company as at April 30, 2013 was 27,214,546.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 7.   FORGIVENESS OF DEBTS

Forgiveness of debts of $1,634,222 comprise of $1,432,883 and $201,399 forgiven by related parties and creditors of the Company, respectively pursuant to the substantial completion of the restructuring plan during the year ended April 30, 2013 which was originally approved by the Board of Directors of the Company on February 13, 2013 as explained in note 5 and 6 to the consolidated financial statements.

NOTE 8.   CONTRIBUTED CAPITAL

On August 9, 2012, the Company entered into a Memorandum of Understanding (“MOU”) with Age Reversal Inc. (ARI), under which ARI agreed to bear certain expenses of the Company pursuant to the planned merger. Contributed capital represents the value of such services received by the Company but paid for by ARI during the year ended April 30, 2013.

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

NOTE 9.   INCOME TAXES

The Company follows FASB ASC 740, “Accounting for Income Taxes.”  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no refundable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not likely to be realized.

At April 30, 2013, the Company had unused net operating loss carryovers of approximately $2,066,057 (2012: $3,455,531).  These losses are available to offset taxable income and will expire between 2027 and 2032.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States federal corporate income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	April 30	April 30
	2013	2012
Income tax benefit at statutory rate	$(541,894)	$313,260
Valuation analysis	541,894	(313,260)
Income tax benefit per books	$-	$-

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2013

NOTE 9.   INCOME TAXES (continued)

Net deferred tax assets consist of the following components as of:

	April 30	April 30
	2013	2012
NOL carryover	$805,763	$1,347,657
Valuation allowance	(805,763)	(1,347,657)
Net deferred tax asset	$-	$-

NOTE 10.   COMMITMENT

The Company has an operating lease of its office premises on month to month basis of $1,151 per month.  The total commitment for the year 2013 is $13,812.

NOTE 11.   SUBSEQUENT EVENTS

On June 21, 2013, the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the wife of Frode Botnevik a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. The foregoing information regarding the Stock Purchase Agreement with Grim AS is not intended to be complete and is qualified in its entirety by reference to the complete text of that agreement, which is attached as Exhibit 99.3 to this Annual Report on Form 10-K.

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no other material subsequent events to report other than the matters disclosed in Related Party Transactions and Balances.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the year covered by this report, being April 30, 2013.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Our management did, however, identify a material weakness in internal controls during the period and the periods ended July 31, 2012 and October 31, 2012 and a significant deficiency.

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

ITEM 9A.  CONTROLS AND PROCEDURES (continued)

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

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarters and  have materially affected those 10-Q’s, or are reasonably likely to materially affect our internal controls over financial reporting. Although we have not identified any other material errors with our financial reporting or any other material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Name	Age	Position with the Company	Served as an Officer and Director since

Donald Nicholson	55	President and Chief Executive Officer and Director(1)	Director since February 6, 2009 Officer since February 13, 2013

Frode Botnevik	66	Director	August 30, 2008

Samuel Asculai, Ph.D.	71	Chief Scientific Offer and Director(1)	August 30, 2008

Christopher Hovey	69	Chief Operating Officer and Vice President of Sales(2) Director	August 14, 2008

Brian Lukian	65	Chief Operating Officer and Treasurer(3)	August 14, 2008

Zenas B. Noon	77	Director	August 30, 2008

Drasko Puseljic	46	General Counsel	March 5, 2013

(1)	On February 13, 2013, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed as President, CEO and CFO of the Company and replaced Sam Asculai.

(2)	On March 5, 2013 Mr Hovey resigned from his position as Chief Operating Officer and Vice President of Sales

(3)	On May 31, 2012, Mr. Brian Lukian resigned from his position as the Chief Financial Officer and Dr. Samuel Asculai assumed the responsibilities of the Chief Financial Officer and Treasurer.

The following is a brief summary of the background of each director and executive officer of the Company:

Donald Nicholson.  Mr. Nicholson has more than 26 years of experience in the healthcare industry. From February 2009 to the present, Mr. Nicholson has been a member of the Company’s Board of Directors.  From February 13, 2013 to present, Mr. Nicholson has been President and Chief Executive Officer of the Company.  Mr. Nicholson is, currently, the founding shareholder, and Chief Financial Officer of Mercuriali Ltd., a development stage United Kingdom private healthcare company.  From February 2007 until January 2010, Mr. Nicholson was the founding shareholder and Chief Executive Officer of Stravencon Ltd., an European developer and marketer of generic pharmaceutical products manufactured in China. From February 1996 to November 2006, Mr. Nicholson was Chief Financial Officer of SkyePharma Plc, a United Kingdom specialty pharmaceutical company. Mr. Nicholson was the Chief Financial Officer and Finance Director of SkyePharma Plc from February 1996 until November 2006. From January 1989 until September 1995, Mr. Nicholson was with Corange London Limited (Boehringer Mannheim) in various capacities, including Corporate Strategy and Finance Director, Financial Reporting and Strategy Director and Assistant Group Financial Controller.  From September 1986 until December 1998, Mr. Nicholson was with the Wellcome Foundation Ltd., London, where he was the assistant to the Group Financial Accountant.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

In 1980, Mr. Nicholson received a BCom Law degree (with Honors) in Business and Law from the University of Edinburgh.  Mr. Nicholson is a member of the Institute of Chartered Accountants of Scotland and Dingwall Academy (higher mathematics, physics, chemistry, geography, and English).

Mr. Nicholson has extensive experience in product and company acquisitions and disposals, arrangements, sale/royalty agreements and financial strategy and funding structures. His industry experience includes Pharmaceuticals; Biochemicals; Orthopaedics; Diagnostics; and Drug Delivery, including Dermatology.

We believe that Mr. Nicholson’s knowledge of the history of the Company, knowledge of topical hyaluronic acid technology, experience as Chief Financial Officer of several pharmaceutical companies, as well as his education, financial and international management experience in such matters as acquisitions and financing transactions have resulted in strong skills in corporate finance, product development, and marketing that provide him with a wide ranging understanding of business organizations generally, and pharmaceutical and related products in particular, that qualify him to be the President, CEO and a member of the Company’s Board of Directors.

Samuel S. Asculai. From 2008 to present, Dr. Asculai has been a director of the Company.  From 2008 to February 13, 2013, Dr. Asculai was President and Chief Executive Officer of the Company.  In 1965, Dr. Asculai received a B.S. in biology/chemistry from Pace University.  In 1970, Dr. Asculai received a MSc Degree and a Ph.D. in microbiology from Rutger’s University.  Dr. Asculai has more than 40 years of experience in the life science industry.  Dr. Asculai is the inventor of more than 50 United States patents, including more than 30 patents related to hyaluronic acid, the primary component of the Company’s products.  Dr. Asculai has contributed to the development of products that have achieved cumulative sales of close to $2,000,000,000, including Monistat; Delfen Cream, for herpes virus infection; Ganciclovir; Solaraze; and MACI.

Prior to joining the Company, Dr. Asculai was the sole owner of Enhance Skin Products Inc., a private company, whose assets are the basis for the Company’s operations.  For 10 years, Dr. Asculai served as the Chief Executive Officer of Hyal Pharmaceutical Corporation, where he developed the technology which is the basis for the Visible Youth brand.  Also, while at Hyal Pharmaceutical Corporation, Dr. Asculai invented and developed Solaraze, a topical treatment for actinic keratosis, a pre-cancerous skin condition that is commonly referred to as “sunspots”.

Dr. Asculai has held senior positions with Verigen AG, a tissue engineering company; ens Bio-Logicals; Monsanto Corporation, a multinational agricultural bio-technology company; and the Ortho Pharmaceutical Corporation division of Johnson&Johnson, a multinational pharmaceutical company.

We believe that Dr. Asculai’s long history of leadership and comprehensive experience in the management of the Company, his role in developing and extensive knowledge of our products and product candidates and the market for those products, his scientific experience and expertise, including his Ph.D. in Microbiology, and strong knowledge of research and product development qualify him to be the a director of the Company.

Frode Botnevik. Since 2003, Mr. Botnevik has been a partner of Management & Finance AS, a Norwegian financial consulting firm that provides services in the areas of project and export financing, structured finance, risk management, financial restructuring, strategic partners and mergers and acquisitions. Mr. Botnevik has over 30 years of experience of industrial and financial experience and has been involving in the process of listing companies on the Oslo and Singapore stock exchanges and on Nasdaq. Mr. Botnevik has served on the boards of directors of companies in more than twelve countries.

We believe that Mr. Botnevik’s extensive public company, investment, management (as a member of numerous Board of Directors), financial and transactional experience significantly qualifies him to be a member of the Company’s Board of Directors.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Christopher Hovey is the founder of a consulting company providing financial structuring and operational direction to financially constrained companies and to emerging “small cap” companies with an international focus. In 1995, Hovey and Company merged its activities with Management Equities, Inc., a similarly focused consulting company, and Mr. Hovey has been President of the combined entity since. The medical industry clients of Management Equities, Inc. have included among others: Metrex Research Corporation, Metrex Canada Limited, MMTL Ltd., of Jersey C.I., all manufacturers of branded high level disinfectants for hospital use; Medical Pathways Ltd., an Ontario web based provider of medical information; Arcamatrix Corporation, a web based software developer of a system to securely archive and transfer individual medical files; MDM International, Inc., a distributor of high level disinfectants; and Aesthetic Technologies, Inc., the developer of  “Parisian Peel”, which is the industry leading brand for microdermabrasion. Mr. Hovey is also a co-founder of Medical Aesthetics International, an importer and distributor of aesthetic medical products. Mr. Hovey received an Honors B.A. from the University of Toronto and an M.B.A. with Distinction from Harvard Business School.

We believe that Mr. Hovey’s education and experience as an executive officer in the health care products industry and his scientific and managerial background provide him with expertise in the oversight of companies and the ability to guide those companies through varying operating situations that qualify him to be a member of the Company’s Board of Directors.

Zenas B. Noon. Since 2000, Dr. Noon has been the Chairman of Cytologics, Inc., a cancer control products company. Since 1997, Dr. Noon has been the Chairman and Chief Executive Officer of Pharos Pharmaceuticals, Inc., a drug development company. Dr. Noon received his B.S. and M.S. in Agriculture from the University of Arizona in 1956 and 1957, respectively. Dr. Noon received his Ph.D. in Economic Entomology from the University of Illinois in 1961.

We believe that Dr. Noon’s leadership and educational background (including his Ph.D. in Economic Entomology) and experience in the life science and pharmaceutical industries provide him with insight and experience in strategic planning and an understanding of product development from the research stage through clinical development and management of pharmaceutical and health care businesses that qualify him to be a member of the Company’s Board of Directors.

Drasko Puseljic.   Mr. Puseljic has been the Company’s General Counsel since March 5, 2013. . He is the holder of a B.Sc., Honours in Biology from McMaster University, an LL.B. from Osgoode Hall Law School and an M.B.A from the University of Toronto. He has held legal and/or business development roles at Hyal Pharmaceutical Corporation, Visible Genetics Inc., Verigen AG and Enhance Skin Products Inc., a private company whose assets are the basis for the Company’s operations. He also has investment banking experience with Eureka Capital Markets, a boutique investment bank. Currently, in addition to his role with Enhance Skin Products, Mr. Puseljic is a senior consultant with Kidd Consultants LLC, a firm providing financial and strategic consulting services internationally to life sciences companies.

We believe that Mr. Puseljic’s extensive experience in legal, business development and investment banking in the life sciences industries, and his experience with the originator of the Company’s products and technologies, qualify him to be the Company’s General Counsel.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Corporate Governance

Director Independence

Frode Botnevik  Zenas B. Noon, and Christopher Hovey are independent directors.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must satisfy to be recommended for Board membership.  Rather, the Board or management evaluates the combination of skills and experience that a particular candidate offers, considers how that candidate satisfies the Board’s current expectations with respect to each such criterion and makes a determination regarding whether that candidate should be recommended to the stockholders for election as a director.  During our fiscal year ended April 30, 2013, we received no recommendation for directors from our stockholders.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who hold at least 5% of our issued and outstanding voting securities.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board may do so by providing the candidate’s name and qualifications in writing to our Secretary at the following address 100 King Street West, 56th Floor, Toronto, Ontario, Canada M5X 1C9.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by the Registrant for services rendered for the past two completed fiscal years to the principal executive officer and to the company’s most highly compensated executive officers other than the principal executive officer (the “named executive officers”) whose cash compensation exceeded $100,000 during the last fiscal year

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	All Other Compensation	Total

Donald Nicholson CEO(1)	2012-2013	-	-	-	-
	2011-2012	-	-	-	-

Samuel Asculai CSO(2)	2012-2013	-	-	-	-
	2011-2012	150,000	-	-	150,000

Christopher Hovey COO(3)	2012-2013	-	-	-	-
	2011-2012	150,000	-	-	150,000

Brian Lukian CFO(4)	2012-2013	-	-	-	-
	2011-2012	150,000	-	-	150,000

Drasko Puseljic GC(5)	2012-2013	-	-	-	-
	2011-2012	150,000	-	-	150,000

ITEM 11.  EXECUTIVE COMPENSATION. (continued)

(1)	Donald Nicholson was appointed President and CEO of the Company on February 13, 2013.

(2)
Samuel Asculai was appointed Chief Scientific Officer on February 13, 2013, prior to that in the two fiscal years reported in the table, Dr. Asculai was the Company’s President and CEO.  All amounts in the table were not paid to Dr. Asculai, but were accrued as payables.  On March 5, 2013 Dr. Asculai, and Biostrategies (a company wholly owned by Dr. Asculai) entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic.

(3)
All amounts in the table were not paid to Mr. Hovey, but were accrued as payables. On March 5, 2013 Mr. Hovey entered a termination agreement with the Company (the “Hovey Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Hovey forgives all of the unpaid fees except for $20,000 which amount will be converted into five million three hundred nineteen thousand one hundred and forty nine (5,319,149) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Hovey forgave all of the unpaid fees except for $20,000 which is included in total unpaid remuneration balance as at April 30, 2013.

(4)
All amounts in the table were not paid to Mr. Lukian, but were accrued as payables.  On March 5, 2013 Mr. Lukian entered a termination agreement with the company (the “Lukian Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Lukian forgives all of the unpaid fees except for $15,352 which amount will be converted into four million eighty three thousand and seventy two (4,083,072) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

(5)
All amounts in the table were not paid to Mr. Puseljic, but were accrued as payables.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in Footnote (2) above, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at April 30, 2013.

Employment Agreements

On February 13, 2013 Mr Donald Nicholson was appointed to the roles of President, CEO and CFO of the Company. On March 5, 2013 Mercuriali entered into a consulting agreement with the Company for the services of Mr. Nicholson as the Company’s President, CEO and CFO (the “Mercuriali Consulting Agreement”). Prior to the Corporation having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mercuriali will make no charge for services. Once the Corporation has completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mercuriali’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Corporation has raised an aggregate total of one and a half million United States dollars (US $1,500,000) of financing, Mercuriali’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month The foregoing information regarding the Mercuriali Consulting Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Mercuriali Consulting Agreement, which is attached as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013.

ITEM 11.  EXECUTIVE COMPENSATION. (continued)

On August 14, 2008, we entered into an employment agreement with Samuel Asculai, our former President and Chief Executive Officer. That employment agreement had an initial term of ten (10) years and a base salary of $150,000 per annum. Pursuant to that employment agreement, Dr. Asculai received a base salary and an annual bonus equal to at least two percent (2%) of the Company’s pretax earnings, as defined, for each fiscal year. If Dr. Asculai’s employment were to be terminated without “cause”, as defined in that employment agreement, then Dr. Asculai would be entitled to receive all accrued by unpaid salary and bonus plus a payment equal to two (2) times Dr. Asculai’s highest base salary (but not less than $300,000) plus two (2) times his highest bonus. This payment would be received, at Dr. Asculai’s option, in one lump sum or in equal monthly installments over a 24 month period.

On March 5, 2013 Dr. Asculai, and Biostrategies (a company wholly owned by Dr. Asculai) entered a termination agreement with the Company terminating the employment agreement with Dr. Asculai as President and CEO.  Pursuant to this termination agreement upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees under Dr. Asculai except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic.

On March 5, 2013 Biostrategies entered into a new consulting agreement with the Company for the services of Dr. Asculai as the Company’s CSO (the “Asculai Consulting Agreement”). Prior to the Corporation having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Biostrategies will make no charge for services. Once the Company has completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Biostrategies’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Company has raised an aggregate total of one and a half million United States dollars (US $1,500,000) of financing, Biostrategies’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month.  The foregoing information regarding the Asculai Consulting Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Asculai Consulting Agreement, which was attached as Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013.

On August 14, 2008, we entered into an employment agreement with Christopher Hovey, our Chief Operating Officer and Vice President of Sales. That employment agreement had an initial term of five years. Pursuant to that employment agreement, Mr. Hovey received a base salary and was eligible to participate in any bonus plan established by the Company for employees and consultants. Mr. Hovey’s base salary for the fiscal year ended April 30, 2013 was $150,000. That employment agreement further provided that Mr. Hovey would be entitled to participate in any plan with respect to medical, dental and other benefits established by the Company.  If Mr. Hovey’s employment were to terminated without “cause”, as defined in that employment agreement, then Mr. Hovey would be entitled to receive all accrued by unpaid salary and bonus plus a payment equal to base salary for a twelve month period. The agreement further provided a non-competition agreement for a period of one year following termination of the agreement. On March 5, 2013 Mr. Hovey entered a termination agreement with the Company pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Hovey forgives all of the unpaid fees except for $20,000 which amount will be converted into five million three hundred nineteen thousand one hundred and forty nine (5,319,149) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Hovey forgave all of the unpaid fees owed to him except for $20,000 which is included in total unpaid remuneration balance as at April 30, 2013.

ITEM 11.  EXECUTIVE COMPENSATION. (continued)

On December 20, 2010 we entered into an employment agreement with Brian Lukian, our then Chief Financial Officer. The agreement had an initial term of five years, which was renewable for additional two year periods after such initial term and provided for payment for services provided by Mr. Lukian from May 1, 2010.  Pursuant to the agreement, Mr. Lukian received a base salary of $150,000 and was eligible to participate in any bonus plan established by the company for employees and consultants.  The employment agreement with Mr. Brian Lukian was terminated on May 31, 2012 as a result of his resignation from the Company at which time the Company owed Mr. Lukian $307,047 in unpaid fees.  On March 5, 2013 Mr. Lukian entered a termination agreement with the company (the “Lukian Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Lukian forgives all of the unpaid fees except for $15,352.35 which amount will be converted into four million eighty three thousand and seventy two (4,083,072) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

Mr. Puseljic had a 10-year service agreement with the Company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel with base fees of $150,000 per annum.  At March 5, 2013 Mr. Puseljic was owed $400,625 in unpaid fees.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) terminating the service agreement and pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031.25 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

On March 5, 2013 Mr. Puseljic entered into a new employment agreement with the Company (the “Puseljic Employment Agreement”). Pursuant to this agreement, Mr. Puseljic will provide certain legal services to the Company.  Prior to the Company having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mr. Puseljic will make no charge for services. Once the Company has completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Mr. Puseljic’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Company has raised an aggregate total of one and a half million United States dollars (US $1,500,000) of financing, Mr. Puseljic’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month.  The foregoing information regarding the Puseljic Employment Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Puseljic Employment Agreement, which is attached as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2013, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

DIRECTOR COMPENSATION

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended April 30, 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 8, 2013, certain information regarding the Company’s outstanding shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class
Biostrategies Consulting Group Inc(2)	8,015,834	9.2%
Samuel Asculai, Ph.D.(3)	32,419,105	37.1%
Frode Botnevik(4)	3,324,468	3.8
Mercuriali Ltd.(5)	9,000,000	10.3
Donald Nicholson(6)	9,000,000	10.7* %
Chris Hovey	0	*
Dr. Zenas B. Noon	0	*
Brian Lukian	0	*
Drasko Puseljic	9,166,666	10.5
Directors and executive officers as a group (7 persons)	50,585,771	61.8%
Crisnic Fund S.A.	4,375,000	5.0%

(1)
Unless otherwise indicated, ownership represents sole voting and investment power.  Unless otherwise indicated the address for all listed stockholders is 100 King Street West, 56th floor, Toronto, Ontario, Canada.

(2)	Dr. Asculai, who is a director of the Company, is the sole owner of the Biostrategies Consulting Group Inc.
(3)	Common Stock Beneficially Owned by Samuel Asculai includes the 8,015,834 shares of Common Stock owned by Biostrategies Consulting Group Inc.and 24,403,271 owned by Sam Asculai.
(4)	Common Stock Beneficially Owned by Frode Botnevik includes 3,324,468 shares of Common Stock owned by Grim AS a company controlled by his spouse,
(5)	Donald Nicholson, who is a director of the Company, is the sole owner of Mercuriali Ltd..
(6)	Common Stock Beneficially Owned by Donald Nicholson includes the 9,000,000 shares of Common Stock of the Company owned by Mercuriali Ltd..

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of April 30, 2013 and April 30, 2012, the Company owes $143,481and $180,142, respectively, in respect of advances from Dr. Asculai its former CEO and current CSO and Director, and Mercuriali Ltd, a company controlled by Mr Nicholson the Company’s CEO. In addition, as of April 30, 2013 and April 30, 2012 the Company owes Mercuriali $33,188 included in Accounts Payable. The advances and payables due to Dr. Asculai and Mercuriali Ltd are secured by the assets of the Company, and do not bear interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE continued

On March 4, 2013 the Company, Dr. Asculai and Mercuriali Ltd. entered into a Loan Agreement under which Mercuriali advanced the Company fifty thousand United States dollars ($50,000) and which provided for the possibility of further advances by Mercuriali to the Company.  As at July 23, 2013, Mercuriali has advancd a total of $75,000 to the Company pursuant to the Loan Agreement.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.  The Loan Agreement also provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share. The remainder of the amount owed to Dr. Asculai is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, $86,803 representing 50% of Dr. Asculai’s balance outstanding as at October 31, 2012 are to be converted into common shares of the Company.

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

	Financial Year Ended
	2013	2012
Audit fees	$16,000	$16,000
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$16,000

In each of the last two fiscal years ended April 30, 2013 and 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES. (continued)

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

ITEM 15.  EXHIBITS

(a)  Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description
31.1	Certification of CEO Pursuant TO 18 U.S.C. § 1350, Section 302
32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906
99.1	Debt Settlement Agreement with Heenan Blakie LLP
99.2	Debt Settlement Agreement with Stepp Law Corporation
99.3	Stock Purchase Agreement with Grim AS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2013.

ENHANCE SKIN PRODUCTS INC.

Date: August 12, 2013	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer, Principal Executive Officer and Director

/s/ Samuel Asculai
Name: Samuel Asculai
Title: CSO and Director

/s/ Frode Botnevik
Name: Frode Botnevik
Title: Director

/s/ Christopher Hovey
Name: Christopher Hovey
Title: Director