Form 10-Q
period 2013-07-31
Enhance Skin Products Inc
filed 2013-09-13
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended July 31, 2013
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

Number of shares outstanding of the registrant's class of common stock as of September 13, 2013: 87,289,015.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JULY 31, 2013 AND APRIL 30, 2013
(Expressed in United States Dollar)
Unaudited

	July 31,	April 30,
	2013	2013
	$	$

ASSETS
Cash	20,574	30,866
Account receivable	—	2,577
Prepayments	5,468	1,100
Total current assets	26,042	34,543
Total assets	26,042	34,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	112,324	114,930
Accounts payable to related parties (Note 4)	7,093	5,849
Accounts payable to related parties convertible into shares (Note 4)	120,326	120,326
Advances from related parties (Note 4)	93,785	93,481
Advances from related parties convertible into shares (Note 4)	75,000	50,000
Total current liabilities	408,528	384,586
Total liabilities	408,528	384,586

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of July 31, 2013 (April 30, 2013: 300,000,000 common shares) - (Note 5)
Issued and outstanding 87,289,015 common shares as of July 31, 2013 (April 30, 2013: 55,250,000 common shares) - (Note 5)	87,289	55,250
Shares to be issued (Note 5)	—	27,215
Additional paid-in capital	1,670,890	1,637,118
Accumulated other comprehensive loss	(2,498)	(3,569)
Accumulated deficit	(2,138,167)	(2,066,057)
Total stockholders' deficit	(382,486)	(350,043)
Total liabilities and stockholders' deficit	26,042	34,543

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(Expressed in United States Dollar)
(Unaudited)

		(Restated)
	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2013	2012
	$	$

SALES	223	—

EXPENSES
General and administrative	20,907	8,241
Professional fees	51,426	92,359
Marketing	—	342
Total operating expenses	72,333	100,942

Net loss for the period before income taxes	(72,110)	(100,942)

Income taxes	—	—
Net loss for the period	(72,110)	(100,942)

Foreign currency translation adjustment	1,071	16
Comprehensive loss	(71,039)	(100,926)

Loss per share, basic and diluted	(0.0010)	(0.0019)

Weighted average number of
common shares outstanding	71,215,922	53,250,000

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND YEAR ENDED APRIL 30, 2013
(Expressed in United States Dollar)

			Shares		Accumulated
			to be	Additional	other
	Common stock		issued	paid-in	compreshensive	Accumulated
	Shares	Amount	Amount	capital	loss	deficit	Total
		$	$	$	$	$	$

As at April 30, 2012	53,250,000	53,250	—	1,498,055	(3,303)	(3,455,531)	(1,907,529)

Contributed capital	—	—	—	51,992	—	—	51,992

Issuance of shares	2,000,000	2,000	—	14,000	—	—	16,000

Shares to be issued	—	—	27,215	73,071	—	—	100,286

Foreign currency translation	—	—	—	—	(266)	—	(266)

Net income for the year	—	—	—	—	—	1,389,474	1,389,474

As at April 30, 2013	55,250,000	55,250	27,215	1,637,118	(3,569)	(2,066,057)	(350,043)

Issuance of shares	32,039,015	32,039	(27,215)	33,772	—	—	38,596

Foreign currency translation	—	—	—	—	1,071	—	1,071

Net loss for the period	—	—	—	—	—	(72,110)	(72,110)

As at July 31, 2013	87,289,015	87,289	—	1,670,890	(2,498)	(2,138,167)	(382,486)

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012
(Expressed in United States Dollar)
(Unaudited)

		(Restated)
	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2013	2012
	$	$

OPERATING ACTIVITIES
Net loss for the period	(72,110)	(100,942)
Stock issued for services	26,096	—
Net change in non-cash working capital balances:
Account receivables	2,577	—
Prepayments	(4,368)	—
Accounts payable and accrued liabilities	(2,606)	81,797
Accounts payable to related parties	1,244	—
Cash used in operating activities	(49,167)	(19,145)

FINANCING ACTIVITIES
Proceeds from issuance of shares	12,500	—
Advances from related parties	25,304	18,835
Cash used in financing activities	37,804	18,835

Net decrease in cash during the year	(11,363)	(310)
Effect of foreign currency translation	1,071	16
Cash, beginning of the year	30,866	1,075
Cash, end of year	20,574	781

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 2013 and 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 and 2012 audited financial statements. The results of operations for the periods ended July 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2013 the Company has a working capital deficit of $382,486 and accumulated deficit of $2,138,167. The Company has relied on advances from its former CEO, director, current CEO and a related party to meet the working capital requirements.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 3.   GOING CONCERN (continued)

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	July 31,	April 30,
	2013	2013
	$	$

Accounts payable to related parties
- Unpaid remuneration	—	—
- Balances owing to Mercuriali Ltd.	—	—
- Unreimbursed expenses	7,093	5,849
	7,093	5,849

Accounts payable to related parties convertible into shares
- Unpaid remuneration	75,414	75,414
- Balances owing to Mercuriali Ltd.	33,188	33,188
- Unreimbursed expenses	11,724	11,724
	120,326	120,326

Advances from related parties
- Advances from directors	93,785	93,481
	93,785	93,481

Advances from related parties convertible into shares
- Advances from a director	75,000	50,000
	75,000	50,000

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES)

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

Unreimbursed expenses

These balances represent expenses incurred by the related parties on behalf of the Company.  The Company will reimburse these expenses on the Company raising an aggregate one million dollars. In addition, Mr. Hovey has the option, upon the Company entering into cumulative fundraisings of at least $150,000, to convert within 5 business days unpaid expenses of $11,724 into three million one hundred eighteen thousand two hundred and seventy one (3,118,271) common shares of the Corporation.

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2012 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at April 30, 2013 and July 31, 2013, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES) – (continued)

Unpaid remuneration – (continued)

The Company incurred monthly consulting fee expenses of $12,500 to either Samuel Asculai or Biostrategies Consulting Group Inc. (“Biostrategies”), a private Ontario company wholly owned by Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012.  At April 30, 2013, $400,625 of these expenses were unpaid.  No such expenses have been accrued by the company since May 31, 2012 because these have been waived by Biostrategies and Dr. Asculai. On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic.

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

The employment agreement with Mr. Brian Lukian was terminated on May 31, 2012 as a result of his resignation from the Company. At April 30, 2013, Mr. Lukian was owed $307,047 in unpaid fees.  On March 5, 2013 Mr. Lukian entered a termination agreement with the company (the “Lukian Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Lukian forgives all of the unpaid fees except for $15,352 which amount will be converted into four million eighty three thousand and seventy two (4,083,072) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Lukian forgave all of the unpaid fees except for $15,352 which is included in total unpaid remuneration balance as at April 30, 2013 and July 31, 2013.

The Company incurred monthly employment expenses of $12,500 to Chris Hovey, the Company’s then Chief Operating Officer.  The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012.  At April 30, 2013, $400,000 of these expenses were unpaid.  No such expenses have been accrued by the company since May 31, 2012 because these have been waived by Mr. Hovey. On March 5, 2013 Mr. Hovey entered a termination agreement with the Company (the “Hovey Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Hovey forgives all of the unpaid fees except for $20,000 which amount will be converted into five million three hundred nineteen thousand one hundred and forty nine (5,319,149) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Hovey forgave all of the unpaid fees except for $20,000 which is included in total unpaid remuneration balance as at April 30, 2013 and July 31, 2013.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES) – (continued)

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

ADVANCES FROM RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES)

As of July 31, 2013 and April 30, 2013, the Company owes $168,785 and $143,481, respectively, in respect of total advances from Dr. Asculai its former CEO and Mercuriali Ltd, a company controlled by Mr Nicholson the Company’s CEO.  The advances due to Dr. Asculai and Mercuriali Ltd are secured by the assets of the Company, and do not bear interest.

On March 4, 2013 the Company, Dr. Asculai and Mercuriali Ltd. entered into a Loan Agreement under which Mercuriali advanced the Company fifty thousand United States dollars ($50,000) and which provided for the possibility of further advances by Mercuriali to the Company.  As at July 23, 2013, Mercuriali has advanced a total of $75,000 to the Company pursuant to the Loan Agreement.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.  The Loan Agreement also provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share. The remainder of the amount owed to Dr. Asculai is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, $86,803 representing 50% of Dr. Asculai’s balance outstanding as at October 31, 2012 were converted into 23,085,772 common shares of the Company which were issued June 7, 2013.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 5.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at July 31, 2013, the Company has 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company

COMMON SHARES - ISSUED AND OUTSTANDING

On April 12, 2013, the Company entered into a Settlement Agreement and Release with Crisnic Fund S.A. (“Crisnic”).  Pursuant to this agreement, during the quarter ended July 31, 2013, the Company issued 375,000 common shares to Crisnic in consideration for Crisnic releasing the Company from all claims, debts and obligations including without limitation expenses of $5,600 owing to Crisnic under an Indirect Primary Offering Agreement with the Company.

Pursuant to a settlement agreement with Heenan Blakie, which was attached as as Exhibit 99.1 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 1,441,242 common shares of the Company pursuant to Regulation S of the Securities Act during the quarter ended July 31, 2013.

Pursuant to a settlement agreement with Stepp Law Corporation, which was attached as Exhibit 99.2 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 2,312,533 common shares of the Company pursuant to Regulation D of the Securities Act during the quarter ended July 31, 2013.

On March 4, 2013 the Company, Dr. Asculai and Mercuriali Ltd. entered into a Loan Agreement.  The Loan Agreement provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share.  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, $86,803 representing 50% of Dr. Asculai’s balance outstanding as at October 31, 2012 were converted into 23,085,772 common shares of the Company during the quarter ended July 31, 2013. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 24, 2013, the Company entered into a services agreement with Beauty Scouts, LLC (“Beauty Scouts”) pursuant to which Beauty Scouts is to provide services including data sheet preparation and drafting of business/financial plans.  As consideration for these services, the Company is obligated to pay Beauty Scouts $13,000 and issue 1,500,000 common shares valued at $0.008 per share. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 21, 2013 the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik, a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  These shares were valued at $0.008 per share and resultantly a charge of $14,096 representing directors services were recognized during the current quarter ended July 31, 2013 and is included in general and administrative expenses.

Pursuant to the above-noted agreements the Company issued 32,039,015 shares of common stock during the quarter ended July 31, 2013.

At July 31, 2013 there were 87,289,015 shares of common stock issued out of the authorized 300,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $87,289.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 (Unaudited)

NOTE 6.   SUBSEQUENT EVENTS

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

Balance sheet – July 31, 2013 balances compared to April 30, 2013

Cash

At July 31, 2013 the Company had $20,574 of cash on hand, a decrease of $10,292 from the April 30, 2013 balance of $30,866.

Accounts payable and accrued liabilities

At July 31, 2013 accounts payable and accrued liabilities was $112,324, a decrease of $2,606 from the April 30, 2013 balance of $114,930.  No significant change in the level of accounts payable and accrued liabilities balances.

Accounts payable to related parties (including convertible into shares)

At July 31, 2013 accounts payable to related parties including convertible into shares was $127,419, an increase of $1,244 from the April 30, 2013 balance of $126,175.  The increase represents reimbursement of expenses relating to a director of the Company.

Advances from a related parties (including convertible into shares)

At July 31, 2013 advances from related parties including convertible into shares was $168,785, an increase of $25,304 from the April 30, 2013 balance of $143,481.  The increase represents advances from a related party during the current quarter ended July 31, 2013.

Common Stock

At July 31, 2013, there were 87,289,015 shares of common stock issued and outstanding as compared to common stock 55,250,000 as at April 30, 2013.  The increase represents issuance of 32,039,015 common stock during the quarter ended July 31, 2013 as described below in Part II - ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance sheet – July 31, 2013 balances compared to April 30, 2013 (continued)

Additional paid-in Capital

At July 31, 2013 the balance of additional paid in capital was $1,670,890 representing an increase of $33,772 during the three months ended July 31, 2013. The increase is the result of the issuance of 4,824,468 common stock during the current quarter ended July 31, 2013 at $0.008 per share which is above the par value of 0.001 per share.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at July 31, 2013 was $(2,498) a decrease of $1,071 from the April 30, 2013 balance of $(3,569).

Statement of Operations - Three months ended July 31, 2013 balances compared to three months ended July 31, 2012

Sales

The Company is seeking additional financing to reposition its Visible Youth product line for the consumer market and to fund its direct to consumer sales campaign.   Current period sales of $223 is an indication of Company’s efforts to move towards that direction.

Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for the three months ended July 31, 2013 were $20,907 compared to $8,241 incurred for the three months ended July 31, 2012.  The increase of $12,666 mainly represents recording of directors expenses of $14,096 during the current quarter ended July 31, 2013 pursuant to issuance of 3,324,468 shares for a purchase price of $12,500 valued at $0.008 per share.

Professional fees.

Professional fees for the three months ended July 31, 2013 were $51,426 compared to $92,359 incurred for the three months ended July 31, 2012.  The decrease of $40,933 mainly represents reduction in legal charges.  The increase in legal expenses in 2012 was mainly due to the proposed Merger Agreement with Age Reversal Inc. and  related regulatory and other requirements.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Marketing

Marketing expenses for the three months ended July 31, 2013 was $nil compared to $342 for the three months ended July 31, 2012.  No marketing expenses were incurred during the current quarter ended July 31, 2013.

Liquidity and Capital Resources

During the three months ended July 31, 2013 the CEO made advances to the Company of $25,000.  At July 31, 2013 the total advances from the related parties were $168,785.

At July 31, 2013, the Company had a working capital deficit of $382,486 compared to a working capital deficit of $350,043 at April 30, 2013.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At July 31, 2013 the total assets were $26,042 as compared to the total assets $34,543 at April 30, 2013.  The decrease of $8,502 is mainly due to reduction in cash balance.

Income Taxes

At April 30, 2013, the Company had potential unused net operating loss carry overs of approximately $2,066,057 (2012: $3,455,531).  These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three months ended July 31, 2013 the Company relied on advances from the CEO and related parties.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.   Controls and Procedures.

(a)     Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the significant deficiencies in our internal control over financial reporting previously disclosed and discussed below.

A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Currently, we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review our consolidated financial statements.   To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting as soon as resources are available.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. In addition during the quarter management discovered that the Company had not filed tax returns in a timely manner.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls appropriate to a business of its size and scale as our financial position and capital availability improves.  In addition the Company intends to seek to strengthen the composition of its Board of Directors.

(b)     Changes in internal control over financial reporting. Except as described above, there have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarters and  have materially affected those 10-Q’s, or are reasonably likely to materially affect our internal controls over financial reporting. Although we have not identified any other material errors with our financial reporting or any other material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a copy of Glycobiocsiences response, dated August 12, 2013, to its evidence and is in the process of preparing its response to that submission, In the course of preparing this affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling "VISIBLE YOUTH VY anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. On August 26, 2013 the Company also discovered that on May 22, 2013, Glycobiosciences Inc. filed a US trademark application to register VISIBLE YOUTH for cosmetics. This application has not yet been assigned to an Examiner by the United States Patent and Trademark Office.  The Company intends to challenge Glycobiosciences’ trademark application and vigorously defend its Visible Youth trademark.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2013, the Company entered into a Settlement Agreement and Release with Crisnic Fund S.A. (“Crisnic”).  Pursuant to this agreement, during the quarter ended July 31, 2013, the Company issued 375,000 common shares to Crisnic in consideration for Crisnic releasing the Company from all claims, debts and obligations including without limitation expenses of $5,600 owing to Crisnic under an Indirect Primary Offering Agreement with the Company. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Pursuant to a settlement agreement with Heenan Blakie, which was attached as as Exhibit 99.1 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 1,441,242 common shares of the Company pursuant to Regulation S of the Securities Act during the quarter ended July 31, 2013.

Pursuant to a settlement agreement with Stepp Law Corporation, which was attached as Exhibit 99.2 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 2,312,533 common shares of the Company pursuant to Regulation D of the Securities Act during the quarter ended July 31, 2013.

On March 4, 2013 the Company, Dr. Asculai and Mercuriali Ltd. entered into a Loan Agreement.  The Loan Agreement provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share.  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, $86,803 representing 50% of Dr. Asculai’s balance outstanding as at October 31, 2012 were converted into 23,085,772 common shares of the Company during the quarter ended July 31, 2013. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 24, 2013, the Company entered into a services agreement with Beauty Scouts, LLC (“Beauty Scouts”) pursuant to which Beauty Scouts is to provide services including data sheet preparation and drafting of business/financial plans.  As consideration for these services, the Company is obligated to pay Beauty Scouts $13,000 and issue 1,500,000 common shares. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 21, 2013, the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik, a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Mine Safety Disclosures.

None.

ITEM 5.   Other Information.

None.

ITEM 6.   Exhibits.

(a)   Pursuant to rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of September 2013.

ENHANCE SKIN PRODUCTS INC.

Date: September 13, 2013	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer