Form 10-Q
period 2013-10-31
Enhance Skin Products Inc
filed 2013-12-05
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended October 31, 2013

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

Number of shares outstanding of the registrant's class of common stock as of December 4, 2013: 87,289,015.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2013 AND APRIL 30, 2013
(Expressed in United States Dollar)

	(Unaudited)	(Audited)
	October 31,	April 30,
	2013	2013
	$	$
ASSETS
Cash	4,939	30,866
Accounts receivable	—	2,577
Prepayments	—	1,100
Total current assets	4,939	34,543
Total assets	4,939	34,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	128,537	114,930
Accounts payable to related parties (Note 4)	8,919	5,849
Accounts payable to related parties convertible into shares (Note 4)	120,326	120,326
Advances from related parties (Note 4)	96,489	93,481
Advances from related parties convertible into shares (Note 4)	90,200	50,000
Total current liabilities	444,471	384,586
Total liabilities	444,471	384,586

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of October 31, 2013 (April 30, 2013: 300,000,000 common shares) - (Note 5)
Issued and outstanding 87,289,015 common shares as of October 31, 2013 (April 30, 2013: 55,250,000 common shares) - (Note 5)	87,289	55,250
Shares to be issued (Note 5)	—	27,215
Additional paid-in capital	1,670,890	1,637,118
Accumulated other comprehensive loss	(1,855)	(3,569)
Accumulated deficit	(2,195,856)	(2,066,057)
Total stockholders' deficit	(439,532)	(350,043)
Total liabilities and stockholders' deficit	4,939	34,543

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012
(Expressed in United States Dollar)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended October 31,	Ended October 31,
	2013	2012
	$	$
		Restated

SALES	178	—

EXPENSES
General and administrative	4,236	6,832
Professional fees	53,631	49,337
Marketing	—	—
Total operating expenses	57,867	56,169

Net loss for the period before income taxes	(57,689)	(56,169)

Income taxes	—	—
Net loss for the period	(57,689)	(56,169)

Foreign currency translation adjustment	643	(1)
Comprehensive loss	(57,046)	(56,170)

Loss per share, basic and diluted	(0.0007)	(0.0011)

Weighted average number of
common shares outstanding	87,289,014	53,250,000

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(Expressed in United States Dollar)

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended October 31,	Ended October 31,
	2013	2012
	$	$
		Restated

SALES	401	—

EXPENSES
General and administrative	25,143	15,073
Professional fees	105,057	141,696
Marketing	—	342
Total operating expenses	130,200	157,111

Net loss for the period before income taxes	(129,799)	(157,111)

Income taxes	—	—
Net loss for the period	(129,799)	(157,111)

Foreign currency translation adjustment	1,714	15
Comprehensive loss	(128,085)	(157,096)

Loss per share, basic and diluted	(0.0016)	(0.0030)

Weighted average number of
common shares outstanding	79,749,514	53,250,000

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND YEAR ENDED APRIL 30, 2013
(Expressed in United States Dollar)

					Accumulated
			Shares	Additional	other
	Common stock		to be issued	paid-in	compreshensive	Accumulated
	Shares	Amount	Amount	capital	loss	deficit	Total
		$	$	$	$	$	$

As at April 30, 2012	53,250,000	53,250	—	1,498,055	(3,303)	(3,455,531)	(1,907,529)

Contributed capital	—	—	—	51,992	—	—	51,992

Issuance of shares	2,000,000	2,000	—	14,000	—	—	16,000

Shares to be issued	—	—	27,215	73,071	—	—	100,286

Foreign currency translation	—	—	—	—	(266)	—	(266)

Net income for the year	—	—	—	—	—	1,389,474	1,389,474

As at April 30, 2013	55,250,000	55,250	27,215	1,637,118	(3,569)	(2,066,057)	(350,043)

Issuance of shares	32,039,015	32,039	(27,215)	33,772	—	—	38,596

Foreign currency translation	—	—	—	—	1,714	—	1,714

Net loss for the period	—	—	—	—	—	(129,799)	(129,799)

As at October 31, 2013	87,289,015	87,289	—	1,670,890	(1,855)	(2,195,856)	(439,532)

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012
(Expressed in United States Dollar)

	(Unaudited)	(Unaudited)
	Six Months	Six Months
	Ended October 31,	Ended October 31,
	2013	2012
	$	$
		Restated

OPERATING ACTIVITIES
Net loss for the period	(129,799)	(157,111)

Contributed services	—	12,127
Stock issued for services	26,096	—
		—
Net change in non-cash working capital balances:
Accounts receivable	2,577	—
Prepayments	1,100	—
Accounts payable and accrued liabilities	13,607	117,083
Accounts payable to related parties	3,070	421
Cash used in operating activities	(83,349)	(27,480)

FINANCING ACTIVITIES
Proceeds from issuance of shares	12,500	—
Advances from related parties	43,208	27,047
Cash used in financing activities	55,708	27,047

Net decrease in cash during the period	(27,641)	(433)
Effect of foreign currency translation	1,714	15
Cash, beginning of the period	30,866	1,075
Cash, end of period	4,939	657

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 2013 and 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 and 2012 audited financial statements. The results of operations for the periods ended October 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2013 the Company has a working capital deficit of $439,532 and accumulated deficit of $2,195,856. The Company has relied on advances from its former CEO, director, current CEO and a related party to meet the working capital requirements.

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
October 31, 2013 (Unaudited)

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	October 31,	April 30,
	2013	2013
	$	$

Accounts payable to related parties
- Unpaid remuneration	—	—
- Balances owing to Mercuriali Ltd.	—	—
- Unreimbursed expenses	8,919	5,849
	8,919	5,849

Accounts payable to related parties convertible into shares
- Unpaid remuneration	75,414	75,414
- Balances owing to Mercuriali Ltd.	33,188	33,188
- Unreimbursed expenses	11,724	11,724
	120,326	120,326

Advances from related parties
- Advances from directors	96,489	93,481
	96,489	93,481

Advances from related parties convertible into shares
- Advances from a director	90,200	50,000
	90,200	50,000

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013 (Unaudited)

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

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2012 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at October 31, 2013 and April 30, 2013, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013 (Unaudited)

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

The employment agreement with Mr. Brian Lukian was terminated on May 31, 2012 as a result of his resignation from the Company. At April 30, 2013, Mr. Lukian was owed $307,047 in unpaid fees.  On March 5, 2013 Mr. Lukian entered a termination agreement with the company (the “Lukian Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Lukian forgives all of the unpaid fees except for $15,352 which amount will be converted into four million eighty three thousand and seventy two (4,083,072) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Lukian forgave all of the unpaid fees except for $15,352 which is included in total unpaid remuneration balance as at October 31, 2013 and April 30, 2013.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES) – (continued)

The Company incurred monthly employment expenses of $12,500 to Chris Hovey, the Company’s then Chief Operating Officer.  The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012.  At April 30, 2013, $400,000 of these expenses were unpaid.  No such expenses have been accrued by the company since May 31, 2012 because these have been waived by Mr. Hovey. On March 5, 2013 Mr. Hovey entered a termination agreement with the Company (the “Hovey Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Hovey forgives all of the unpaid fees except for $20,000 which amount will be converted into five million three hundred nineteen thousand one hundred and forty nine (5,319,149) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Hovey forgave all of the unpaid fees except for $20,000 which is included in total unpaid remuneration balance as at October 31, 2013 and April 30, 2013.

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”)  , a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of October 31, 2013 and April 30, 2013 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ADVANCES FROM RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES)

As of October 31, 2013 and April 30, 2013, the Company owes in total $186,689 and $143,481, respectively, in respect of total advances from Dr. Asculai its former CEO and Mercuriali Ltd, a company controlled by Mr. Nicholson the Company’s CEO.  The advances due to Dr. Asculai and Mercuriali Ltd are secured by the assets of the Company, and do not bear interest.

On March 4, 2013 the Company, Dr. Asculai and Mercuriali Ltd. entered into a Loan Agreement under which Mercuriali advanced the Company fifty thousand United States dollars ($50,000) and which provided for the possibility of further advances by Mercuriali to the Company.  As at October 31, 2013, Mercuriali has advanced a total of $90,200 to the Company pursuant to the Loan Agreement.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.  The Loan Agreement also provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share. The remainder of the amount owed to Dr. Asculai is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, $86,803 representing 50% of Dr. Asculai’s balance outstanding as at October 31, 2012 were converted into 23,085,772 common shares of the Company which were issued June 7, 2013.

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
October 31, 2013 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

OTHER INFORMATION (continued)

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

NOTE 5.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at October 31, 2013, the Company has 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company

COMMON SHARES - ISSUED AND OUTSTANDING

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

Pursuant to a settlement agreement with Heenan Blakie, which was attached as as Exhibit 99.1 to the Company’s annual report on Form 10-K for the period ended April 30, 2013, the Company issued 1,441,242 common shares of the Company pursuant to Regulation S of the Securities Act during the previous quarter ended July 31, 2013.

Pursuant to a settlement agreement with Stepp Law Corporation, which was attached as Exhibit 99.2 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 2,312,533 common shares of the Company pursuant to Regulation D of the Securities Act during the previous quarter ended July 31, 2013.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2013 (Unaudited)

NOTE 5.   STOCKHOLDERS' DEFICIT (continued)

COMMON SHARES - ISSUED AND OUTSTANDING (continued)

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

On June 21, 2013 the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik, a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  These shares were valued at $0.008 per share and resultantly a charge of $14,096 representing directors services were recognized during the previous quarter ended July 31, 2013 and is included in general and administrative expenses for the six months ended October 31, 2013.

Pursuant to the above-noted agreements the Company issued 32,039,015 shares of common stock during the previous quarter ended July 31, 2013.

At October 31, 2013 there were 87,289,015 shares of common stock issued out of the authorized 300,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $87,289.

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

Balance sheet – October 31, 2013 balances compared to April 30, 2013

Cash

At October 31, 2013 the Company had $4,939 of cash on hand, a decrease of $25,927 from the April 30, 2013 balance of $30,866, mainly due to payments made in respect of operating expenses.

Accounts payable and accrued liabilities

At October 31, 2013 accounts payable and accrued liabilities was $128,537, an increase of $13,607 from the April 30, 2013 balance of $114,930.  The increase is mainly due to an increase in professional charges relating to patents and trademarks offset by a fall in other outstanding invoices settled during the period.

Accounts payable to related parties (including convertible into shares)

At October 31, 2013 accounts payable to related parties including convertible into shares was $129,245, an increase of $3,070 from the April 30, 2013 balance of $126,175.  The increase represents amounts due on reimbursement of expenses relating to a director of the Company.

Advances from a related parties (including convertible into shares)

At October 31, 2013 advances from related parties including convertible into shares was $186,689, an increase of $43,208 from the April 30, 2013 balance of $143,481.  The increase represents additional advances from related parties during the six months ended October 31, 2013.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance sheet – October 31, 2013 balances compared to April 30, 2013 (continued)

Common Stock

At October 31, 2013, there were 87,289,015 shares of common stock issued and outstanding  as compared to common stock 55,250,000 as at April 30, 2013.  The increase represents issuance of 32,039,015 common stock during the previous quarter ended July 31, 2013 as described below in Part II - ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Additional paid-in Capital

At October 31, 2013 the balance of additional paid in capital was $1,670,890 representing an increase of $33,772 during the six months ended October 31, 2013 as compared to the balance of $1,637,118 as at April 30, 2013.  The increase is the result of the issuance of 4,824,468 common stock during the previous quarter ended July 31, 2013 at $0.008 per share which is above the par value of 0.001 per share.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at October 31, 2013 was $(1,855) a decrease of $1,714 from the April 30, 2013 balance of $(3,569).

Statement of Operations - Three months and six months ended October 31, 2013 balances compared to three months and six months ended October 31, 2012

Sales

The Company is seeking additional financing to reposition its Visible Youth product line for the consumer market and to fund its direct to consumer sales campaign.   Three months and six months ended sales of $178 and $401, respectively, represents sales through the Company’s existing website..

Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for the three months and six months ended October 31, 2013 were $4,236 and $25,143 compared to $6,832 and $15,073 incurred for the three and six months ended October 31, 2012.  There was no significant variation in three months expenses.  However, the increase of $10,070 for six months expenses was mainly due to recording of directors expenses of $14,096 during the previous quarter ended July 31, 2013 pursuant to issuance of 3,324,468 shares for a purchase price of $12,500 valued at $0.008 per share.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Professional fees.

Professional fees for the three and six months ended October 31, 2013 were $53,631 and $105,057 compared to $49,337 and $141,696 incurred for the three and six months ended October 31, 2012.  There was no significant variation in three months expenses.  However, the decrease of $36,639 for the six month expenses mainly represent reduction in legal charges.  The increase in legal expenses in 2012 was mainly due to the proposed Merger Agreement with Age Reversal Inc. and related regulatory and other requirements.

Liquidity and Capital Resources

During the three months ended October 31, 2013 the CEO made advances to the Company of $15,200.  At October 31, 2013 the total advances from the related parties were $186,689.

At October 31, 2013, the Company had a working capital deficit of $439,532 compared to a working capital deficit of $350,043 at April 30, 2013.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At October 31, 2013 the total assets were $4,939 as compared to the total assets $34,543 at April 30, 2013.  The decrease of $29,604, mainly due to payments made in respect of operating expenses.

Income Taxes

At October 31, 2013, the Company had potential unused net operating loss carry overs of approximately $2,195,856 (April 30, 2012: $2,066,057).  These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three months ended October 31, 2013 the Company relied on advances from the CEO and related parties.

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

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings.

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a copy of Glycobiocsiences response, dated August 12, 2013, to its evidence and is in the process of preparing its response to that submission, In the course of preparing this affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling "VISIBLE YOUTH VY anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. On August 26, 2013 the Company also discovered that on May 22, 2013, Glycobiosciences Inc. filed a US trademark application to register VISIBLE YOUTH for cosmetics. This application  was refused by the United States Patent and Trademark Office on September 13, 2013.  The Company intends to challenge Glycobiosciences’ trademark application and vigorously defend its Visible Youth trademark.

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

Pursuant to a settlement agreement with Heenan Blakie, which was attached as as Exhibit 99.1 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 1,441,242 common shares of the Company pursuant to Regulation S of the Securities Act during the previous quarter ended July 31, 2013.

Pursuant to a settlement agreement with Stepp Law Corporation, which was attached as Exhibit 99.2 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 2,312,533 common shares of the Company pursuant to Regulation D of the Securities Act during the previous quarter ended July 31, 2013.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds. (continued)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of December 2013.

ENHANCE SKIN PRODUCTS INC.

Date: December 4, 2013	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer