Form 10-Q
period 2014-01-31
Enhance Skin Products Inc
filed 2014-03-05
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended January 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

Commission File Number 000-52755

ENHANCE SKIN PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1724410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880, Reno NV 89501
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  416-306-2493

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Number of shares outstanding of the registrant's class of common stock as of March 3, 2014: 87,289,015.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31, 2014 AND APRIL 30, 2013
(Expressed in United States Dollar)

	(Unaudited)	(Audited)
	January 31,	April 30,
	2014	2013
	$	$

ASSETS
Cash	755	30,866
Accounts receivable	—	2,577
Prepayments	—	1,100
Total current assets	755	34,543
Total assets	755	34,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	168,688	114,930
Accounts payable to related parties (Note 4)	457	5,849
Accounts payable to related parties convertible into shares (Note 4)	73,250	120,326
Advances from related parties (Note 4)	96,489	93,481
Advances from related parties convertible into shares (Note 4)	109,992	50,000
Total current liabilities	448,876	384,586
Total liabilities	448,876	384,586

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of January 31, 2014 (April 30, 2013: 300,000,000 common shares) - (Note 5)
Issued and outstanding 87,289,015 common shares as of January 31, 2014 (April 30, 2013: 55,250,000 common shares) - (Note 5)	87,289	55,250
Shares to be issued (Note 5)	12,978	27,215
Additional paid-in capital	1,708,100	1,637,118
Accumulated other comprehensive loss	(1,201)	(3,569)
Accumulated deficit	(2,255,287)	(2,066,057)
Total stockholders' deficit	(448,121)	(350,043)
Total liabilities and stockholders' deficit	755	34,543

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013
(Expressed in United States Dollar)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended January 31,	Ended January 31,
	2014	2013
	$	$

SALES	140	—

EXPENSES
General and administrative	9,460	17,161
Professional fees	50,111	21,116
Marketing	—	—
Total operating expenses	59,571	38,277

Net loss for the period before income taxes	(59,431)	(38,277)

Income taxes	—	—
Net loss for the period	(59,431)	(38,277)

Foreign currency translation adjustment	654	30
Comprehensive loss	(58,777)	(38,247)

Loss per share, basic and diluted	(0.0007)	(0.0007)

Weighted average number of
common shares outstanding	87,289,014	53,250,000

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(Expressed in United States Dollar)

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended January 31,	Ended January 31,
	2014	2013
	$	$

SALES	541	—

EXPENSES
General and administrative	34,603	32,234
Professional fees	155,168	162,812
Marketing	—	342
Total operating expenses	189,771	195,388

Net loss for the period before income taxes	(189,230)	(195,388)

Income taxes	—	—
Net loss for the period	(189,230)	(195,388)

Foreign currency translation adjustment	2,368	45
Comprehensive loss	(186,862)	(195,343)

Loss per share, basic and diluted	(0.0023)	(0.0037)

Weighted average number of
common shares outstanding	82,500,007	53,250,000

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND YEAR ENDED APRIL 30, 2013
(Expressed in United States Dollar)

	Common stock		Shares	Additional	Accumulated
	Shares	Amount	to be issued	paid-in	other	Accumulated	Total
			Amount	capital	compreshensive	deficit
					loss
		$	$	$	$	$	$

As at April 30, 2012	53,250,000	53,250	—	1,498,055	(3,303)	(3,455,531)	(1,907,529)

Contributed capital	—	—	—	51,992	—	—	51,992

Issuance of shares	2,000,000	2,000	—	14,000	—	—	16,000

Shares to be issued	—	—	27,215	73,071	—	—	100,286

Foreign currency translation	—	—	—	—	(266)	—	(266)

Net income for the year	—	—	—	—	—	1,389,474	1,389,474

As at April 30, 2013	55,250,000	55,250	27,215	1,637,118	(3,569)	(2,066,057)	(350,043)

Issuance of shares	32,039,015	32,039	(27,215)	33,772	—	—	38,596

Shares to be issued	—	—	12,978	37,210	—	—	50,188

Foreign currency translation	—	—	—	—	2,368	—	2,368

Net loss for the period	—	—	—	—	—	(189,230)	(189,230)

As at January 31, 2014	87,289,015	87,289	12,978	1,708,100	(1,201)	(2,255,287)	(448,121)

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013
(Expressed in United States Dollar)

	(Unaudited)	(Unaudited)
	Nine Months	Nine Months
	Ended January 31,	Ended January 31,
	2014	2013
	$	$

OPERATING ACTIVITIES
Net loss for the period	(189,230)	(195,388)

Contributed services	—	51,992
Stock issued for services	26,096	—
		—
Net change in non-cash working capital balances:
Accounts receivable	2,577	—
Prepayments	1,100	—
Accounts payable and accrued liabilities	53,758	134,749
Accounts payable to related parties	3,070	975
Cash used in operating activities	(102,629)	(7,672)

FINANCING ACTIVITIES
Proceeds from issuance of shares	12,500	—
Advances from related parties	57,650	7,037
Cash provided by financing activities	70,150	7,037

Net decrease in cash during the period	(32,479)	(635)
Effect of foreign currency translation	2,368	45
Cash, beginning of the period	30,866	1,075
Cash, end of period	755	485

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

During the third quarter ended January 31, 2014 debts amounting to $50,189 are converted into
12,978,867 shares to be issued during fourth quarter ending April 30, 2014 (Note 5).

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at January 31, 2014 and 2013, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2013 and 2012 audited financial statements. The results of operations for the periods ended January 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at January 31, 2014 the Company has a working capital deficit of $448,121and an accumulated deficit of $2,255,287.  The Company has relied on advances from its former CEO, director, current CEO and a related party to meet the working capital requirements.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the Company’s successful efforts to complete the restructure of its balance sheet, obtain additional funding to reposition its product line and generate sales and then attain profitable operations.  In response to these problems, management has taken the following actions:

On June 19, 2012, the Company entered into a written Agreement and Plan of Merger (the “Merger Agreement”) with Age Reversal, Inc., a Maryland corporation (“ARI”) as disclosed in Note 12 to the financial statements for the year ended April 30, 2012. On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options. ARI thereby terminated the Merger Agreement and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI. The Company and ARI are in disagreement over ARI’s obligations on termination of the Merger Agreement to reimburse the company for certain expenses of the Merger. Pursuant to Section 7.1(b) of the Merger Agreement, the Company has demanded payment of the ESP Expense Reimbursement (as defined in the Merger Agreement) of $40,000 it claims is due under the Merger Agreement. ARI claims that it has reimbursed, advanced or otherwise paid to date amounts that satisfy this obligation. The Company continues to maintain that ARI owes the ESP Expense Reimbursement of $40,000 under the Merger Agreement.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

NOTE 3.   GOING CONCERN (continued)

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

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	January 31,	April 30,
	2014	2013
	$	$

Accounts payable to related parties
- Unpaid remuneration	—	—
- Balances owing to Mercuriali Ltd.	—	—
- Unreimbursed expenses	457	5,849
	457	5,849

Accounts payable to related parties convertible into shares
- Unpaid remuneration	40,062	75,414
- Balances owing to Mercuriali Ltd.	33,188	33,188
- Unreimbursed expenses	—	11,724
	73,250	120,326

Advances from related parties
- Advances from directors	96,489	93,481
	96,489	93,481

Advances from related parties convertible into shares
- Advances from a director	109,992	50,000
	109,992	50,000

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES)

The amount due to related parties consists of unpaid remuneration and unreimbursed expenses to the former CEO, former CFO, former COO and a contract consultant, net of the amounts forgiven under the termination agreements, together with advances from the former CEO and Mercuriali .  The former CEO and former COO were also directors during the period. Mercuriali Ltd is a company controlled by Mr. Nicholson the CEO and CFO. These liabilities, other than the balance owing to Mercuriali and the former CEO, are unsecured, non-interest bearing, and have no specific terms of repayment.

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2012 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at January 31, 2014 and April 30, 2013, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

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

The employment agreement with Mr. Brian Lukian was terminated on May 31, 2012 as a result of his resignation from the Company. At April 30, 2013, Mr. Lukian was owed $307,047 in unpaid fees.  On March 5, 2013 Mr. Lukian entered a termination agreement with the company (the “Lukian Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Lukian agreed to forgive all of the unpaid fees except for $15,352 which amount will be converted into four million eighty three thousand and seventy two (4,083,072) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Lukian forgave all of the unpaid fees except for $15,352 which was included in total unpaid remuneration balance of October 31, 2013 and April 30, 2013.

Effective January 30, 2014, the Company and Mr. Lukian entered into an amendment to the Lukian Termination Agreement (the “Lukian Termination Amendment Agreement”) pursuant to which Mr. Lukian agreed to convert the $15,532 of unpaid fees due to him into 4,083,072 shares of the Company’s common stock. The Company has instructed its transfer agent to issue shares to Mr. Lukian pursuant to the Lukian Termination Amendment Agreement and expects these shares to be issued in the quarter ending April 30, 2014. Mr Lukian also agreed to convert unreimbursed expenses into shares as further disclosed below under the heading Unreimbursed expenses. These shares have been classified as shares to be issued (See Note 5).  Except for the obligations set out in the Lukian Termination Amendment Agreement, Mr. Lukian has released the Company from all claims and causes of action. A copy of the Lukian Termination Amendment Agreement is attached hereto as Exhibit 10.6.

The Company incurred monthly employment expenses of $12,500 to Chris Hovey, the Company’s then Chief Operating Officer.  The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012.  At April 30, 2013, $400,000 of these expenses were unpaid.  No such expenses have been accrued by the company since May 31, 2012 because these have been waived by Mr. Hovey. On March 5, 2013, Mr. Hovey entered into a termination agreement with the Company (the “Hovey Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Hovey agreed to forgive all of the unpaid fees except for $20,000 which amount was to be converted into five million three hundred nineteen thousand one hundred and forty nine (5,319,149) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Hovey forgave all of the unpaid fees except for $20,000 which was included in total unpaid remuneration balance of October 31, 2013 and April 30, 2013.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES) – (continued)

Unpaid remuneration – (continued)

Effective January 30, 2014, the Company and Mr. Hovey entered into an amendment to the Hovey Termination Agreement (the “Hovey Termination Amendment Agreement”) pursuant to which Mr. Hovey agreed to convert the $20,000 of unpaid fees due to him into 5,319,149 shares of the Company’s common stock.  The Company has instructed its transfer agent to issue shares to Mr. Hovey pursuant to the Hovey Termination Amendment Agreement and expects these shares to be issued in the quarter ending April 30, 2014. Mr. Hovey also agreed to convert unreimbursed expenses into shares as further disclosed below under the heading Unreimbursed Expenses.  These shares have been classified as shares to be issued (See Note 5).  Except for the obligations set out in the Hovey Termination Amendment Agreement, Mr. Hovey has released the Company from all claims and causes of action. A copy of the Hovey Termination Amendment Agreement is attached hereto as Exhibit 10.6.

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”)  , a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of January 31, 2014 and April 30, 2013 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

ADVANCES FROM RELATED PARTIES (INCLUDING CONVERTIBLE  INTO SHARES)

As of January 31, 2014 and April 30, 2013, the Company owed in total $206,481 and $143,481, respectively, in respect of total advances from Dr. Asculai its former CEO and Mercuriali Ltd, a company controlled by Mr. Nicholson the Company’s CEO.  The advances due to Dr. Asculai and Mercuriali Ltd are secured by the assets of the Company, and do not bear interest.

On March 4, 2013 the Company, Dr. Asculai and Mercuriali Ltd. entered into a Loan Agreement (the “Loan Agreement”) under which Mercuriali advanced the Company fifty thousand United States dollars ($50,000) and which provided for the possibility of further advances by Mercuriali to the Company. As at January 31, 2014, Mercuriali has advanced a total of $109,992 to the Company pursuant to the Loan Agreement.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall convert

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.  The Loan Agreement also provides that upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan, Dr. Asculai shall convert fifty percent (50%) of the amounts owed to him into common shares of the Company at a conversion price of $0.00376 per share. The remainder of the amount owed to Dr. Asculai is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.  During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, $86,803 representing 50% of Dr. Asculai’s balance outstanding as at October 31, 2012 were converted into 23,085,772 common shares of the Company which were issued June 7, 2013.

Unreimbursed expenses

The unreimbursed expenses included within Accounts Payable to related parties represent expenses incurred on behalf of the Company by Mr. Chris Hovey, Mr. Brian Lukian and Mercuriali and a contract consultant.  As at the effective date of the Hovey Termination Amendment Agreement, the Company owed Mr. Hovey $1,530 in unreimbursed expenses (the “Additional Unreimbursed Expenses”).  Pursuant to the Hovey Termination Amendment Agreement, the Additional Unreimbursed Expenses will be converted into 191,250 shares of the Company’s common stock. As at the effective date of the Lukian Termination Amendment Agreement, the Company owed Mr. Lukian $2,137 in unreimbursed expenses (the “Unreimbursed Expenses”).  Pursuant to the Lukian Termination Amendment Agreement, the Unreimbursed Expenses will be converted into 267,125 shares of the Company’s common stock.  As of January 31, 2014 unrembursed expenses owed to Mercuriali amounted to £5,312.81 ($8,804.92) and were immediately due and payable. Effective January 31, 2014 Mercuriali and the Company agreed that these expenses would be treated as part of the Mercuriali Loan Amount under the Loan Agreement and accordingly this amount was  transferred to Advances from Related Parties convertible into shares.

The unreimbursed expenses at April 30, 2013 of $11,724 included within Accounts Payable to related parties convertible into shares represent expenses incurred by Mr. Chris Hovey on behalf of the Company.  Pursuant to the Hovey Termination Agreement the Company agreed to reimburse these expenses upon raising an aggregate one million dollars. In addition, Mr. Chris Hovey had the option, upon the Company entering into cumulative fundraisings of at least $150,000, to convert within 5 business days these expenses of $11,724 into three million one hundred eighteen thousand two hundred and seventy one (3,118,271) common shares of the Corporation.  Effective January 30, 2014, under the Hovey Termination Amendment Agreement the $11,724 of unreimbursed expenses will be converted into 3,118,271 shares of the Company’s common stock.   The Company has instructed its transfer agent to issue shares to Mr. Hovey pursuant to the Hovey Termination Amendment Agreement and expects these shares to be issued in the quarter ending April 30, 2014.

All shares issued under the Hovey Termination Amendment Agreement and the Lukian Termination Amendment Agreement have been classified as shares to be issued (See Note 5).

OTHER INFORMATION

On February 13, 2013, Dr. Samuel S. Asculai resigned his position as President and CEO of the Company and was appointed Chief Scientific Officer (“CSO”) and Chairman of the Board of Directors of the Company. On March 5, 2013 Biostrategies entered into a new consulting agreement with the Company for the services of Dr. Asculai as the Company’s CSO (the “Asculai Consulting Agreement”). Prior to the Corporation having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Biostrategies will make no charge for services. Once the Company has completed cumulative financings of at least five hundred thousand United States dollars ($500,000) Biostrategies’ base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Company has raised an aggregate total of one and a half million United States dollars (US $1,500,000) of financing, Biostrategies’ base compensation shall be increased to ten thousand United States dollars (US $10,000) per month.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

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

NOTE 5.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at January 31, 2014, the Company has 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

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
January 31, 2014 (Unaudited)

NOTE 5.   STOCKHOLDERS' DEFICIT (continued)

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

On June 21, 2013 the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik, a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  These shares were valued at $0.008 per share and resultantly a charge of $14,096 representing directors services were recognized during the previous quarter ended July 31, 2013 and is included in general and administrative expenses for the nine months ended January 31, 2014.

Pursuant to the above-noted agreements the Company issued 32,039,015 shares of common stock during the previous quarter ended July 31, 2013.

As at January 31, 2014 there were 87,289,015 shares of common stock issued out of the authorized 300,000,000 common shares.  The par value of the common shares is $0.001 resulting in common stock of $87,289.

SHARES TO BE ISSUED

As at January 31, 2014, the Company is required to issue a total of 8,628,670 common shares with an aggregate par value of $8,628 to Mr. Chris Hovey pursuant to the Hovey Termination Amendment Agreement and a total of 4,350,197 common shares with an aggregate par value of $4,350 to Mr. Brian Lukian pursuant to the Lukian Termination Amendment Agreement. These shares are expected to be issued during the fourth quarter ending April 30, 2014.

NOTE 6.   SUBSEQUENT EVENTS

Effective March 3, 2014, the Company and Mr. Puseljic entered into an agreement to amend the Puseljic Termination Agreement and the Puseljic Employment Agreement (the “Puseljic Amendment Agreement”).  The Puseljic Amendment Agreement clarifies the conditions under which Mr. Puseljic will convert debt owed to him under the Puseljic Termination Agreement and the conditions under which Mr. Puseljic will begin to collect salary under the Puseljic Employment Agreement.  A copy of the Puseljic Amendment is attached hereto as Exhibit 10.4.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2014 (Unaudited)

NOTE 6. SUBSEQUENT EVENTS (continued)

Effective March 3, 2014, the Company and Mr. Asculai and Biostrategies Consulting Group, a company controlled by Mr. Asculai, entered into an agreement to amend the Asculai Termination Agreement and the Asculai Consulting Agreement (the “Asculai Amendment Agreement”).  The Asculai Amendment Agreement clarifies the conditions under which Mr. Asculai will convert debt owed to him under the Asculai Termination Agreement and the conditions under which Biostrategies will begin to collect salary under the Asculai Consulting Agreement.  A copy of the Asculai Amendment is attached hereto as Exhibit 10.3.

Effective March 3, 2014, the Company and Mr. Nicholson and Mercuriali Ltd., a company controlled by Mr. Nicholson, entered into an agreement to amend the Mercuriali Consulting Agreement (the “Mercuriali Amendment Agreement”).  The Mercuriali Amendment Agreement clarifies the conditions under which Mercuriali will begin to collect salary under the Mercuriali Consulting Agreement.  A copy of the Mercuriali Amendment is attached hereto as Exhibit 10.2.

Effective March 3, 2014, the Company, Mr. Asculai and Mercuriali Ltd., a company controlled by Mr. Nicholson, entered into an agreement to amend the Loan Agreement (“Loan Amendment Agreement No. 2”).  Loan Amendment Agreement No. 2 clarifies the conditions under which Mercuriali will convert debt owed to it under the Loan Agreement.  A copy of Loan Amendment Agreement No. 2 is attached hereto as Exhibit 10.1.

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

Balance sheet – January 31, 2013 balances compared to April 30, 2013

Cash

At January 31, 2014 the Company had $755 of cash on hand, a decrease of $30,111 from the April 30, 2013 balance of $30,866, mainly due to payments made in respect of operating expenses.

Accounts payable and accrued liabilities

At January 31, 2014 accounts payable and accrued liabilities was $168,688, an increase of $53,758 from the April 30, 2013 balance of $114,930.  The increase is mainly due to an increase in professional charges relating to patents and trademarks and business development offset by a fall in other outstanding invoices settled during the period.

Accounts payable to related parties (including convertible into shares)

At January 31, 2014 accounts payable to related parties including convertible into shares was $73,707, a decrease of $52,468 from the April 30, 2013 balance of $126,175, mainly due to conversion of accounts payable to Mr. Brian Lukian and Mr. Chris Hovey into shares pursuant to the Lukian Termination Amendment Agreement and the Hovey Termination Amendment Agreement each entered into effective January 30, 2014.

Advances from related parties (including convertible into shares)

At January 31, 2014 advances from related parties including convertible into shares was $206,481, an increase of $63,000 from the April 30, 2013 balance of $143,481.  The increase represents additional advances from related parties during the nine months ended January 31, 2014.

Common Stock

At January 31, 2014, there were 87,289,015 shares of common stock issued and outstanding as compared to common stock 55,250,000 as at April 30, 2013.  The increase represents issuance of 32,039,015 common stock during the previous quarters as described below in Part II - ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Additional paid-in Capital

At January 31, 2014 the balance of additional paid in capital was $1,708,100 representing an increase of $70,982 during the nine months ended January 31, 2014 as compared to the balance of $1,637,118 as at April 30, 2013.  The increase is the result of the issuance (including shares to be issued) of common stock above the par value of 0.001 per share as explained in Note 5 to the financial statements.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at January 31, 2014 was $(1,201) a decrease of $2,368 from the April 30, 2013 balance of $(3,569).

Statement of Operations - Three months and nine months ended January 31, 2014 balances compared to three months and nine months ended January 31, 2013

Sales

The Company is seeking additional financing to reposition its Visible Youth product line for the consumer market and to fund its direct to consumer sales campaign.   Three months and nine months ended sales of $140 and $541, respectively, represents sales through the Company’s existing website.

Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for the three months and nine months ended January 31, 2014 were $9,460 and $34,603 compared to $17,161 and $32,234 incurred for the three and nine months ended January 31, 2013, respectively.  There was no significant variation in three and nine months expenses in the current period as compared to the previous period.

Professional fees.

Professional fees for the three and nine months ended January 31, 2014 were $50,111 and $155,168 compared to $21,116 and $162,812 incurred for the three and nine months ended January 31, 2013, respectively.  There was no significant variation in the nine months period expenses.  However, increase in professional charges of $28,995 in the three months period as compared to the previous period is mainly due to increased charges relating to patents and trademarks and business development costs.

Liquidity and Capital Resources

During the three months ended January 31, 2014 the CEO made advances to the Company of $11,000.  At January 31, 2014 the total advances from the related parties were $206,481.

At January 31, 2014, the Company had a working capital deficit of $448,121 compared to a working capital deficit of $350,043 at April 30, 2013.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At January 31, 2014 the total assets were $755 as compared to the total assets $34,543 at April 30, 2013.  The decrease of $33,788, mainly due to payments made in respect of operating expenses.

Income Taxes

At January 31, 2014, the Company had potential unused net operating loss carry overs of approximately $2,255,287 (April 30, 2013: $2,066,057).  These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three months ended January 31, 2014 the Company relied on advances from the CEO and related parties.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

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

A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  Currently, we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review our consolidated financial statements.   To remediate this situation, we are seeking to recruit experienced professionals to augment and upgrade our financial staff to address issues of timeliness and completeness in US GAAP financial reporting as soon as resources are available.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. In addition during the prior quarter management discovered that the Company had not filed tax returns in a timely manner.

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

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a copy of Glycobiocsiences response, dated August 12, 2013, to its evidence.  The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobioscienses requested an oral hearing, thed date of which is anticipated to be in 2014. In the course of preparing its  affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling "VISIBLE YOUTH VY anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. On August 26, 2013 the Company also discovered that on May 22, 2013, Glycobiosciences Inc. filed a US trademark application to register VISIBLE YOUTH for cosmetics. This application was refused by the United States Patent and Trademark Office on September 13, 2013.  The Company intends to challenge Glycobiosciences’ trademark application and vigorously defend its Visible Youth trademark.

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

On May 24, 2013, the Company entered into a services agreement with Beauty Scouts, LLC (“Beauty Scouts”) pursuant to which Beauty Scouts is to provide services including data sheet preparation and drafting of business/financial plans.  As consideration for these services, the Company is obligated to pay Beauty Scouts $13,000 and issue 1,500,000 common shares.  On January 21, 2014, the Company entered into a further agreement with Beauty Scouts for the provision of additional services in the period to March 31, 2014.  As consideration for these services the Company is obligated to pay Beauty Scouts a fixed amount of $12,000 payable within 30 days of the Company raising aggregate funding of $250,000, plus an additional variable amount of up to $6,000 for mutually agreed upon additional work to be payable upon the Company raising aggregate funding of $500,000. The Company has the option to satisfy $6,000 of these amounts by issuing 750,000 shares of its common stock.  Beauty Scouts has the option, exercisable until March 31, 2014, to require the Company to issue 750,000 shares to satisfy $6,000 of these amounts. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Effective January 6, 2014, the Company entered into a consulting agreement with Nolex LLC for the provision of business development services in the period to March 31, 2014. As consideration for these services the Company is obligated to pay Nolex LLC a fixed fee of $40,000 payable within 30 days of the Company raising aggregate funding of $250,000 and an additional fee of up to $8,000 for additional work done with the prior agreement of the Company payable upon the Company raising aggregate funding of $500,000. Nolex LLC shall have the option of requiring the Company to satisfy $20,000 of these amounts by issuing 2,500,000 shares within 30 days of providing the Phase I Report provided for in the agreement.  The Company has the option to satisfy $20,000 of these amounts by issuing 2,500,000 shares of its common stock provided Nolex has not previously exercised the option to have shares issued to it.

Effective January 30, 2014, the Company and Mr. Hovey entered into the Hovey Termination Amendment Agreement pursuant to which Mr. Hovey agreed to convert $20,000 of unpaid fees due to him into 5,319,149 shares of the Company’s common stock, the $11,724 of unreimbursed expenses due under the Hovey Termination Agreement into 3,118,271 shares of the Company’s common stock, and an additional $1,530 in unreimbursed expenses into 191,250 shares.  The Company has instructed its transfer agent to issue shares to Mr. Hovey pursuant to the Hovey Termination Amendment Agreement and expects these shares to be issued in the quarter ending April 30, 2014.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. A copy of the Hovey Termination Amendment Agreement is attached hereto as Exhibit 10.6.

Effective January 30, 2014, the Company and Mr. Lukian entered into the Lukian Termination Amendment Agreement pursuant to which Mr. Lukian agreed to convert $15,532 of unpaid fees due to him into 4,083,072 shares of the Company’s common stock and $2,137 in unreimbursed expenses into 267,125 shares of the Company’s common stock.  The Company has instructed its transfer agent to issue shares to Mr. Lukian pursuant to the Lukian Termination Amendment Agreement and expects these shares to be issued in the quarter ending April 30, 2014.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. A copy of the Lukian Termination Amendment Agreement is attached hereto as Exhibit 10.5.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

None.

ITEM 5.   Other Information

Effective March 3, 2014, the Company and Mr. Puseljic entered into Puseljic Amendment Agreement which clarifies the conditions under which Mr. Puseljic will convert debt owed to him under the Puseljic Termination Agreement and the conditions under which Mr. Puseljic will begin to collect salary under the Puseljic Employment Agreement.  A copy of the Puseljic Amendment is attached hereto as Exhibit 10.4.

Effective March 3, 2014, the Company, Mr. Asculai and Biostrategies Consulting Group, a company controlled by Mr. Asculai, entered into the Asculai Amendment Agreement which clarifies the conditions under which Mr. Asculai will convert debt owed to him under the Asculai Termination Agreement and the conditions under which Biostrategies will begin to collect salary under the Asculai Consulting Agreement.  A copy of the Asculai Amendment is attached hereto as Exhibit 10.3.

Effective March 3, 2014, the Company, Mr. Nicholson and Mercuriali Ltd., a company controlled by Mr. Nicholson, entered into Mercuriali Amendment Agreement which clarifies the conditions under which Mercuriali will begin to collect salary under the Mercuriali Consulting Agreement.  A copy of the Mercuriali Amendment is attached hereto as Exhibit 10.2.

Effective March 3, 2014, the Company, Mr. Asculai and Mercuriali Ltd., a company controlled by Mr. Nicholson, entered into Loan Amendment Agreement No. 2 which clarifies the conditions under which Mercuriali will convert debt owed to it under the Loan Agreement.  A copy of Loan Amendment Agreement No. 2 is attached hereto as Exhibit 10.1.

ITEM 6.   Exhibits.

(a)   Pursuant to rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description

10.1	Loan Agreement (Amendment 2)

10.2	Amendment No. 1 to Consulting Agreement

10.3	Amendment No. 1 to Consulting Agreement and Termination Agreement

10.4	Amendment No. 1 to Employment Agreement and Termination Agreement

10.5	Amendment No. 1 to Termination Agreement

10.6	Amendment No. 1 to Termination Agreement

31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of December 2013.

ENHANCE SKIN PRODUCTS INC.

Date: March 3, 2014	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer