Form 10-K
period 2014-04-30
Enhance Skin Products Inc
filed 2014-07-14
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Registrant’s telephone number, including area code: (416) 306-2493

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of shares outstanding of the registrant's class of common stock as of July 7, 2014: 101,017,882.

i

ii

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

Pursuant to an Asset Purchase Agreement by and between Zeezoo and Enhance Skin Products Inc., a privately owned Ontario corporation (“Enhance Private”), which closed on August 14, 2008, Zeezoo acquired all of the intellectual property and certain liabilities of Enhance Private (the “Assets”). In addition to shares issued for the asset purchase and the cancellation of certain securities of Zeezoo, Enhance Private acquired approximately 57.6% of the issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), of Zeezoo. On August 28, 2008 Zeezoo changed its name to Enhance Skin Products Inc. (the “Company”).

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

The Visible Youth professional products also utilise Vitryxx/HA Bio-active Glass Serum; a new, effective and easy-to-formulate anti-aging ingredient with potential use in a wide variety of personal care products. It is based on a proprietary formulation of Hyaluronic Acid and bioactive glass in a serum, developed by Enhance Skin in collaboration with Schott Glass. This unique formulation has been designed to deliver both the product benefits of Hyaluronic Acid and Bioactive Glass Powder as well as provide additional advantages from the combination of both materials.  Bioactive glass has been reported to have strong anti-inflammatory activity. Hyaluronan, also has strong anti-inflammatory activity, and we thus believe should provide synergistic benefits to the bioactive glass.

Products

Hyaluronan, which is the basis of all Visible Youth products, is a naturally occurring sugar polymer of central biological importance. Hyaluronic acid is present in every tissue of the body. It has many functions, including stimulating the tissue’s water retention capabilities. Three percent of the human body, by dry weight, is composed of HA. For example, hyaluronic acid is found in the eyes and keeps them round and it is found in joints as part of the synovial fluid and acts as a lubricant and shock absorber. However, 56% of the HA in our bodies is found in the skin, where it helps retain moisture and structure. Together with collagen and elastin, HA forms the cement that holds cells together.

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

The Company is in the process of refining its formulations and plans to refresh its packaging to re-launch the Visible Youth brand in the Consumer and Professional markets. The Visible Youth Revitalizing Skin Formula, Visible Youth Revitalizing Moisturizer, Visible Youth Eye Zone Gel, and Visible Youth Revitalizing Cleanser are planned to be specifically formulated for the Consumer market. The Visible Youth Healing Complex and Visible Youth Healing Complex plus 3% Lidocaine, plus reformulated versions of the Skin Formula, Eye Zone Gel and Moisturizer to include Vitryxx™, are expected to be marketed under the Visible Youth “Professional” brand.

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

Title of Invention	Country	Status	Serial No.	National Phase Entry Date
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Canada	Application	2,662,581	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	United States	Notice of Allowability May 2014	12/439,811	March 3, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Europe	Application	078005865	March 16, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Australia	Granted January 2014	2007295894	April 2, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	New Zealand	Granted January 2013	575334	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	China	Granted December 2013	100037	April 9, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Japan	Application	2009/527658	March 10, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Hong Kong	Application	09110376.4	November 6, 2009

Trademarks
Trademark	Country	Registration No.	Classes	Status

Visible Youth	United States	3139439	03	Granted/Registered
Visible Youth	Australia	768865	03, 05	Granted/Registered
Visible Youth	Canada	A393144	03, 05	Granted/Registered
Visible Youth	France	1590434	03, 05	Granted/Registered
Visible Youth	Japan	2457750	03	Granted/Registered
Visible Youth	Switzerland	508958	03, 05	Granted/Registered
Visible Youth	EU Community	002984367	03, 05	Granted/Registered
Visible Youth	PR China	12407092/12407091	03, 05	Application

Our trademarks registrations are granted for a specific period in each jurisdiction, and those registrations may be maintained indefinitely by renewing them periodically.  Generally, our trademark registrations are renewable every 5 to 10 years, depending on the particular jurisdiction.

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a copy of Glycobiocsiences response, dated August 12, 2013, to its evidence.  The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobioscienses requested an oral hearing, which was held on June 25, 2014.The Company expects to hear the results of the hearing in six to eight weeks.  In the course of preparing this affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. The Company intends to vigorously defend its Visible Youth trademark.

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

Markets

Cosmeceutical products with therapeutic elements in their composition are enjoying increased popularity in worldwide markets. As a greater number of women and men are visiting dermatologists and expressing concern about the health of their skin, cosmeceuticals provide answers to their cosmetic and health needs. Products such as anti-aging creams, tanning lotions and shampoos are beginning to incorporate medicinal grade ingredients and nutritional supplements in order to improve their efficiency and respond to market demand.

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

In late 2010 we concluded that the Company should re-position and relaunch the Visible Youth product line in North America, so as to be able to pursue a direct to consumer (“DTC”) marketing program, in addition to a re-focused professional, direct dispense (“Professional”) strategy. In early 2011 the Visible Youth website was updated for new DTC pricing and attempts were made to access affiliate networks utilizing new communication methods such as blogs, web-based social networks (Facebook, Twitter), email, etc., to introduce, and acquire customers for the selected Visible Youth DTC products. The professional line was not re-focused and our DTC activities were not successful due to the lack of organizational and financial resources.

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

In February, 2013 we decided to seek external professional help on our future marketing strategy as part of the Restructuring Plan. We have engaged a US based consultancy firm with a unique set of skills and extensive beauty industry experience and relationships to undertake an audit of the Visible Youth products and brand and to help reposition the brand and develop a strategy for its re-launch in the US and other markets, both as a consumer and professional brand. The principals of this firm have over 80 years of combined experience within the beauty and professional services businesses. They have independently created, launched and sold their brands to two Fortune 500 companies. They also have longstanding significant relationships with manufacturers, packaging companies, and retailers worldwide and we feel they are uniquely placed to support our brand development, distribution and fulfillment needs for access to the end consumer. We have prepared a business and marketing plan to enable us to commence the next step of the exercise, namely a “refreshed design” and creative concepts, the creation of a retail plan and ultimately commercialization and re-launch. We also plan to undertake additional clinical studies to support the marketing campaign. Clinical studies typically involve 20-50 subjects using the product between 8 – 14 weeks takes 3 – 4 months to the issue the final report. As part of this exercise we will also be seeking a new US fulfillment centre.

Additional funding will be required to implement the marketing plan and to conduct the clinical studies to support the marketing plan.  There can be no assurance that the Company will be able to secure the required additional funding on terms acceptable to the Company or at all.

International

We plan to seek a development and marketing partner or partners for the Visible Youth Consumer and Professional products in Europe and the Rest of the World. We have engaged a business development professional to help us identify and contact potential partners in the US for our Professional range and in Europe for Consumer and Professional. The process is ongoing.

Strategy

In summation, the Company’s overall marketing strategy is to continue to develop and market a full line of cosmeceutical products, the main active ingredients of which are HA and bioactive glass. All Visible Youth products are intended to be competitively priced in the mid- to upper-quadrant of high quality products and brands.

Our marketing efforts will continue to be focused on clearly defining our message of highly effective skin hydration to create user awareness and demand for our products and establish the Visible Youth brand as a pioneer and leader in the market. The Visible Youth “Professional” products are intended to be marketed as the premier product for use after skin resurfacing and other skincare procedures. We also plan to develop additional Professional products.

We continue to review and refine the exact channels and marketing strategy for the product re-launch in both the consumer and professional markets.

Raw Materials and Suppliers

Hyaluronan is the primary “active” ingredient in our current products. The other ingredients in our current products are standard ingredients for cosmetic products that are readily available in the cosmetic industry.

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

Kyowa Hakko, our historic supplier of Hyaluronan has informed the Company that it no longer intends to supply HA of our specification. We have identified and tested six alternative sources of HA which meet our specifications, and have selected our two preferred candidates for further testing and evaluation.. We intend to qualify two alternative sources of HA for our future products. We do not anticipate a shortage of any ingredient or raw material used in our products.

Competition

The market for skincare/cosmeceuticals is highly competitive with many established manufacturers, suppliers and distributors engaged in all phases of the business.  Competitive factors in our market include:

●	product efficacy and uniqueness;
●	brand awareness and recognition, product quality, reliability of performance and convenience of use;
●	cost effectiveness;
●	breadth of product offerings;
●	sales and marketing capabilities and methods of distribution;
●	resources devoted to product education and technical support; and
●	speed of introducing new competitive products and existing product upgrades.

We face and will continue to face intense competition.  A number of our competitors have far greater research and development and marketing capabilities and far greater financial resources than we do. These competitors may have developed, or could in the future develop, new technologies that compete with our products or render our products obsolete. We are also likely to encounter increased competition as we enter new markets and as we attempt to further penetrate existing markets. Some of our competitors have, in the past, and may, in the future, compete by lowering prices on their products. We may respond by lowering our prices, exiting the market or competing by investing in the development of new, improved products.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We do not own any real property.  Our principal executive offices are located at50 West Liberty Street, Suite 880, Reno NV 89501.

ITEM 3.  LEGAL PROCEEDINGS.

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a copy of Glycobiocsiences response, dated August 12, 2013, to its evidence.  The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobioscienses requested an oral hearing, which was held on June 25, 2014. The Company expects to hear the results of the hearing in six to eight weeks.  In the course of preparing this affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling "VISIBLE YOUTH VY anti-aging revitalizing formula containing hyaluronate sodium to the public.

The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. The Company intends to vigorously defend its Visible Youth trademark.

On June 19, 2012, the Company entered into a written Agreement and Plan of Merger (the “Merger Agreement”) with Age Reversal, Inc., a Maryland corporation (“ARI”) as disclosed in Note 12 to the financial statements for the year ended April 30, 2012. On January 14, 2013, the Company received notice from ARI that ARI was withdrawing from the proposed merger with the Company to pursue other options. ARI thereby terminated the Agreement and Plan of Merger entered into on June 19, 2012 and the Amendment to Agreement and Plan of Merger entered into on August 31, 2012 between the Company and ARI. The Company and ARI have had discussions over ARI’s obligations on termination of the Merger Agreement to reimburse the company for certain expenses of the Merger. Pursuant to Section 7.1(b) of the Merger Agreement, the Company has demanded payment of the ESP Expense Reimbursement (as defined in the Merger Agreement) of $40,000 it claims is due under the Merger Agreement. ARI claims that it has reimbursed, advanced or otherwise paid to date amounts that satisfy this obligation. The Company continues to maintain that ARI owes the ESP Expense Reimbursement of $40,000 under the Merger Agreement. The Company has not as yet started legal proceeding against ARI due to its financial position, but reserves the right to commence proceedings once it has obtained adequate funding.

We are not aware of any other material legal proceedings, other than ordinary routine litigation incidental to the business, to which our Company or any of our subsidiaries are a party or of which any of their property is the subject. We are not aware of any material proceedings to which any director, officer or affiliate of the our Company, any owner of record or beneficially of more than five percent of any class of voting securities of our Company, or any associate of any such director, officer, affiliate of our Company, or security holder is a party adverse to our Company or any of its subsidiaries or has a material interest adverse to our Company any of its subsidiaries.

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

Period	High	Low

Quarter ended April 30, 2014	$.050	$.010
Quarter ended January 31, 2014	$.020	$.010
Quarter ended October 31, 2013	$.010	$.010
Quarter ended July 31, 2013	$.010	$.010
Quarter ended April 30, 2013	$.009	$.002
Quarter ended January 31, 2013	$.050	$.010
Quarter ended October 31, 2012	$.011	$.011
Quarter ended July 31, 2012	$.050	$.010

Shares of our common stock are issued in registered form.  Globex Transfer, LLC. 789 Deltona Blvd., Deltona, FL, 32725 (Telephone: (386) 206-1133; Facsimile: (386) 278-3124) is the registrar and transfer agent for our common shares. On April 30, 2014 we had 100,267,882 shares outstanding.

As of April 30, 2014, the approximate number of holders of our common stock is 31.

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

Pursuant to a settlement agreement with Heenan Blakie effective April 30, 2013, which was attached as as Exhibit 99.1 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 1,441,242 common shares of the Company pursuant to Regulation S of the Securities Act.

Pursuant to a settlement agreement with Stepp Law Corporation effective April 30, 2013, which was attached as Exhibit 99.2 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 2,312,533 common shares of the Company pursuant to Regulation D of the Securities Act.

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

On May 24, 2013, the Company entered into a services agreement with Beauty Scouts, LLC (“Beauty Scouts”) pursuant to which Beauty Scouts provided services including data sheet preparation and drafting of business/financial plans.  As consideration for these services, the Company has paid Beauty Scouts $13,000 and issued 1,500,000 common shares. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Effective January 6, 2014, the Company entered into a consulting agreement with Nolex LLC for the provision of business development services. As consideration for these services the Company is obligated to pay Nolex LLC a fixed fee of $40,000 payable within 30 days of the Company raising aggregate funding of $250,000 and an additional fee of up to $8,000 for additional work done with the prior agreement of the Company payable upon the Company raising aggregate funding of $500,000. Nolex LLC shall have the option of requiring the Company to satisfy $20,000 of these amounts by issuing 2,500,000 shares within 30 days of providing the Phase I Report provided for in the agreement.  The Company has the option to satisfy $20,000 of these amounts by issuing 2,500,000 shares of its common stock provided Nolex has not previously exercised the option to have shares issued to it.

On January 21, 2014, the Company entered into an agreement with Beauty Scouts, LLC for the provision of certain marketing advice and services.  As consideration for these services, the Company agreed to pay a fixed element of $12,000 and an additional variable element of up to $6,000 by agreement.  The fixed element is payable in cash within 30 days of the Company raising aggregate funding of $250,000. In addition, the Company has the option, on certain conditions, to satisfy $6,000 of the fixed element by issuing 750,000 of its common shares. During the quarter ended April 30, 2014, the Company exercised its option and instructed its transfer agent to issue 750,000 shares to Beauty Scouts.  These shares were issued subsequent to April 30, 2014.

Effective January 30, 2014, the Company and Mr. Hovey entered into the Hovey Termination Amendment Agreement pursuant to which Mr. Hovey converted $20,000 of unpaid fees due to him into 5,319,149 shares of the Company’s common stock, the $11,724 of unreimbursed expenses due under the Hovey Termination Agreement into 3,118,271 shares of the Company’s common stock, and an additional $1,530 in unreimbursed expenses into 191,250 shares.  .  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

Effective January 30, 2014, the Company and Mr. Lukian entered into the Lukian Termination Amendment Agreement pursuant to which Mr. Lukian converted $15,532 of unpaid fees due to him into 4,083,072 shares of the Company’s common stock and $2,137 in unreimbursed expenses into 267,125 shares of the Company’s common stock.   The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Balance sheet – April 30, 2014

Cash

At April 30, 2014 the Company had $1,136 of cash on hand, a decrease of $29,730 from the April 30, 2013 balance of $30,866, mainly because of payments made to the creditors of the Company.

Accounts receivable

There was no accounts receivable balance as at April 30, 2014.  At April 30, 2013, the Company had an account receivable balance of $2,577 representing a sale made to a customer at the end of the year 2013.  The balance was received during the year ended April 30, 2014.

Prepayments

There were no prepayments as at April 30, 2014.  Prepayments of $1,100 as at April 30, 2013, represented prepaid office rent for the month of May 2013 which was expensed during the year ended April 30, 2014.

Accounts payable and accrued liabilities

At April 30, 2014 accounts payable and accrued liabilities was $230,103, an increase of $115,173 from the April 30, 2013 balance of $114,930. The increase represented accruals pursuant to various consulting agreements for the provision of services principally in respect of patents and trademarks, marketing advice, laboratory testing and business development.

Accounts payable to related parties (including accounts payable to related parties convertible into shares)

At April 30, 2014 accounts payable to related parties including convertible into shares was $73,707, a decrease of $52,468 from the April 30, 2013 balance of $126,175, mainly due to conversion of accounts payable to Mr. Brian Lukian and Mr. Chris Hovey into shares pursuant to the Lukian Termination Amendment Agreement and the Hovey Termination Amendment Agreement each entered into effective January 30, 2014.

Advances from related parties (including advances from related parties convertible into shares)

At April 30, 2014 advances from related parties including convertible into shares was $216,198, an increase of $72,717 from the April 30, 2013 balance of $143,481.  The increase represents additional advances from related parties during the year ended April 30, 2014.

Common Stock

At April 30, 2014, there were 100,267,882 shares of common stock issued and outstanding as compared to common stock 55,250,000 as at April 30, 2013.  The increase represents issuance of 45,017,882 common stock during the year ended April 30, 2014 as described in Part II - ITEM 5.   Unregistered Sales of Equity Securities and Use of Proceeds.

Additional paid-in Capital

At April 30, 2014 the balance of additional paid in capital was $1,713,350 representing an increase of $76,232 during the year ended April 30, 2014 as compared to the balance of $1,637,118 as at April 30, 2013.  The increase is the result of the issuance (including shares to be issued) of common stock above the par value of 0.001 per share as explained in Note 6 to the financial statements.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at April 30, 2014 was $(1,257), a decrease of $2,312 from the April 30, 2013 balance of $(3,569).

Statement of Operations – April 30, 2014

Sales

Sales for the year ended April 30, 2014 were $1,081 compared to the previous year of $3,089. The Company is presently attempting to raise equity financing in order to reposition its brand and to implement its consumer marketing campaign.

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

There is no significant change in the level of general and administrative expenses for the current year compared to the previous year.  General & administrative expenses incurred for year ended April 30, 2014 were $41,034 compared to the $37,552 incurred in the year ended April 30, 2013.

Professional fees.

Professional fees for the year ended April 30, 2014 were $225,972 compared to $209,943 incurred for the year ended April 30, 2013, respectively.  Increase in professional charges of $16,029 in the current year as compared to the previous year is mainly due to increased charges relating to  marketing advice, laboratory testing and business development costs offset by a reduction in legal and patent costs.

Liquidity and Capital Resources

At April 30, 2014, the Company had a working capital deficit of $518,872 compared to a working capital deficit of $350,043 at the year ended April 30, 2013. The increase in working capital deficit is due entirely to the continued losses of the Company.

At April 30, 2014 the total assets were $1,136 as compared to the total assets $34,543 at April 30, 2013. The decrease is mainly due to the decrease in cash balance.

Financing

During the year ended April 30, 2013, the Company entered into debt settlement agreements with certain creditors of the Company and termination agreements with certain officers/employees of the Company pursuant to the Restructuring Plan.  Further, Mercuriali Ltd., a related party, advanced to the Company a further $69,709 pursuant to a loan agreement dated March 4, 2013.

During the year ended April 30, 2014, the Company entered into a Stock Purchase Agreement with Grim AS.  Grim AS is controlled by the spouse of Frode Botnevik a director of the Company.  Pursuant to this agreement, the Company sold 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.  In addition during the current year, the Company relied on advances from the CEO and related parties.

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
PCAOB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Enhance Skin Products, Inc.

We have audited the accompanying balance sheets of Enhance Skin Products, Inc. as of April 30, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years then ended. Enhance Skin Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Products, Inc. as of April 30, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has minimal revenues, has negative working capital at April 30, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 7, 2014

50 S. Jones Blvd,  Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED BALANCE SHEETS AS AT APRIL 30, 2014 AND 2013 (Expressed in United States Dollars)

	2014	2013
	$	$
ASSETS
Cash	1,136	30,866
Accounts receivable	—	2,577
Prepayments	—	1,100
Total current assets	1,136	34,543
Total assets	1,136	34,543

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	230,103	114,930
Accounts payable to a related party (Note 5)	457	5,849
Accounts payable to related parties convertible into shares (Note 5)	73,250	120,326
Advances from a related party (Note 5)	96,489	93,481
Advances from a related party convertible into shares (Note 5)	119,709	50,000
Total current liabilities	520,008	384,586
Total liabilities	520,008	384,586

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of April 30, 2014 (April 30, 2013: 300,000,000 common shares) - (Note 6)
Issued and outstanding 100,267,881 common shares as of April 30, 2014 (April 30, 2013: 55,250,000 common shares) - (Note 6)	100,267	55,250
Shares to be issued (Note 6)	750	27,215
Additional paid-in capital	1,713,350	1,637,118
Accumulated other comprehensive loss	(1,257)	(3,569)
Accumulated deficit	(2,331,982)	(2,066,057)
Total stockholders' deficit	(518,872)	(350,043)
Total liabilities and stockholders' deficit	1,136	34,543

See accompanying notes

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED APRIL 30, 2014 AND 2013 (Expressed in United States Dollars)

	2014	2013
	$	$

SALES	1,081	3,089

EXPENSES
General and administrative	41,034	37,552
Legal and professional fees	225,972	209,943
Marketing	—	342
Total operating expenses	267,006	247,837

Net loss for the year before other items	(265,925)	(244,748)

OTHER ITEMS - INCOME (EXPENSE)
Forgiveness of debts (Note 7)	—	1,634,222
Net (loss) income for the year before income taxes	(265,925)	1,389,474

Income taxes	—	—
Net (loss) income for the year	(265,925)	1,389,474

Foreign currency translation adjustment	2,312	(266)
Comprehensive (loss) income	(263,613)	1,389,208

Loss (earnings) per share, basic and diluted	(0.0031)	0.0256

Weighted average number of
common shares outstanding	85,211,460	54,250,000

See accompanying notes

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED APRIL 30, 2014 and 2013 (Expressed in United States Dollars)

						Accumulated
				Shares	Additional	other
	Common stock			to be issued	paid-in	compreshensive	Accumulated
	Shares	Amount		Amount	capital	loss	deficit	Total
		$		$	$	$	$	$
As at April 30, 2012	53,250,000		53,250	—	1,498,055	(3,303)	(3,455,531)		(1,907,529)

Contributed capital	—		—	—	51,992	—	—		51,992

Issuance of shares	2,000,000		2,000	—	14,000	—	—		16,000

Shares to be issued	—		—	27,215	73,071	—	—		100,286

Foreign currency translation	—		—	—	—	(266)	—		(266)

Net income for the year	—		—	—	—	—	1,389,474		1,389,474

As at April 30, 2013	55,250,000		55,250	27,215	1,637,118	(3,569)	(2,066,057)		(350,043)

Issuance of shares	45,017,881		45,017	(27,215)	70,982	—	—		88,784

Shares to be issued	—		—	750	5,250	—	—		6,000

Foreign currency translation	—		—	—	—	2,312	—		2,312

Net loss for the year	—		—	—	—	—	(265,925)		(265,925)

As at April 30, 2014	100,267,881		100,267	750	1,713,350	(1,257)	(2,331,982)		(518,872)

See accompanying notes

ENHANCE SKIN PRODUCTS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2014 and 2013 (Expressed in United States Dollars)

	2014	2013
	$	$

OPERATING ACTIVITIES
Net (loss) income for the year	(265,925)	1,389,474

Forgiveness of debts	—	(1,634,222)
Contributed services	—	51,992
Stock issued for services	32,096	16,000
		—
Net change in non-cash working capital balances:
Accounts receivable	2,577	(2,577)
Prepayments	1,100	(1,100)
Accounts payable and accrued liabilities	115,173	149,947
Accounts payable to a related party	3,070	3,364
Cash used in operating activities	(111,909)	(27,122)

FINANCING ACTIVITIES
Proceeds from issuance of shares	12,500	—
Advances from a related party	67,367	57,179
Cash provided by financing activities	79,867	57,179

Net (decrease) increase in cash during the period	(32,042)	30,057
Effect of foreign currency translation	2,312	(266)
Cash, beginning of the period	30,866	1,075
Cash, end of year	1,136	30,866

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

During the year ended April 30, 2014 debts amounting to $150,475 are converted into 40,193,413 shares (Note 6)

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At April 30, 2014 the Company had a cash balance of $1,136 compared to a cash balance of $30,866 at April 30, 2013.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION
The Company’s revenue is generated primarily from the sale of its line of skin care products. The Company recognizes product sales generally at the time the product is shipped. In certain instances the Company recognizes revenue on a C.O.D. basis. Concurrent with the recognition of revenue, the Company is determining a suitable provision for the estimated cost of product returns. Once this provision is determined revenue will be reduced for estimated product returns. However, as of April 30, 2014 there have been no product returns. Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized. Shipping and handling charges to the customer are included in revenue and the associated costs are included in cost of goods sold. Although the Company has written down the inventory to nil as the value of the inventory is considered to be impaired due to lack of significant sales the products are still available for sale on the Company’s web site.

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

BASIC AND DILUTED LOSS PER SHARE
The Company reports basic loss per share in accordance with the FASB ASC 260, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share has not been provided as it would be anti-dilutive.  Dilution is computed by applying the treasury stock method.

PRODUCT DEVELOPMENT COSTS
Product development costs are expensed as incurred. Product development expenses were nil for the years ended April 30, 2014 and 2013.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

NOTE 4.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at April 30, 2014 the Company has a working capital deficit of $518,872 and accumulated deficit of $2,331,982. The Company has relied on advances from its former CEO, director, current CEO and a related party to meet the working capital requirements.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the Company’s successful efforts to obtain additional funding to reposition its product line and generate sales and then attain profitable operations.

The management is seeking additional financing to reposition its Visible Youth product line for the consumer market, to fund product reformulation,  to undertake clinical evaluations of its reformulations and fund its direct to consumer sales campaign. Management is pursuing a number of funding structures including debt and equity finance, asset sales and licensing activities. There can be no assurances, however, that management’s expectations of obtaining additional funding on terms satisfactory to the Company, or at all will, be achieved or that future sales will be realized.

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

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of balances due to related parties are as follows:
	April 30,	April 30,
	2014	2013
	$	$

- Unreimbursed expenses	457	5,849
Accounts payable to a related party	457	5,849

- Unpaid remuneration	40,062	75,414
- Balances owing to Mercuriali Ltd.	33,188	33,188
- Unreimbursed expenses	—	11,724
Accounts payable to related parties convertible into shares	73,250	120,326

Advances from a related party	96,489	93,481

Advances from a related party convertible into shares	119,709	50,000

ACCOUNTS PAYABLE TO RELATED PARTIES:

The balance as at April 30, 2013 represents amounts due to a related party in connection with the expenses incurred by it on behalf of the Company.  The amounts due do not bear any interest and is repayable on demand.

ACCOUNTS PAYABLE TO RELATED PARTIES CONVERTIBLE INTO SHARES:

The balance as at April 30, 2013 comprise of unpaid remuneration to a related party and a balance owing to Mercuriali Ltd as detailed below:

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at April 30, 2014, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of April 30, 2014 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

ADVANCES FROM A RELATED PARTY

As of April 30, 2014, the Company owes $96,489 (2013 - $93,481) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013.  This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013.   As at April 30, 2014, Mercuriali has advanced a total of $119,709 to the Company pursuant to the Loan Agreement (2013 - $50,000).  Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000.  The Company completed the Restructuring Plan during the year ended April 30, 2013.  The Advances are secured on all of the assets of the Company and do not bear interest.

NOTE 6.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at April 30, 2014, the Company has 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are non cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

COMMON SHARES - ISSUED AND OUTSTANDING

On June 12, 2013 the Company issued 375,000 common shares to Crisnic in consideration for Crisnic releasing the Company from all claims, debts and obligations including without limitation expenses of $5,600 owing to Crisnic under an Indirect Primary Offering Agreement with the Company pursuant to a Settlement Agreement and Release with Crisnic Fund S.A. (“Crisnic”), which was finalized during the previous year ended April 30, 2013.

On June 12, 2013 the Company issued 1,441,242 common shares pursuant to a settlement agreement with Heenan Blakie, which was finalized during the previous year ended April 30, 2013.

On June 12, 2013 the Company issued 2,312,533 common shares pursuant to a settlement agreement with Stepp Law Corporation, which was finalized during the previous year ended April 30, 2013.

On June 12, 2013 the Company issued 23,085,772 common shares to Dr Asculai pursuant to a loan agreement entered into between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013.

On June 12, 2013 the Company issued  1,500,000 common shares valued at $0.008 per share pursuant to a service agreement with Beauty Scouts, LLC (“Beauty Scouts”) entered on May 24, 2013.

On July 27, 2013 the Company issued 3,324,468 shares of the Company’s Common Stock to Grim AS for an aggregate purchase price of U.S.$12,500 pursuant to a Stock Purchase Agreement with Grim AS  finalized on June 21, 2013.  Grim AS is controlled by the spouse of Frode Botnevik, a director of the Company.   These shares were valued at $0.008 per share and resultantly a charge of $14,096 representing directors services were recognized during the current year and is included in general and administrative expenses for the year ended April 30, 2014.

On March 19, 2014, the Company issued 8,628,670 common shares with an aggregate par value of $8,628 to Mr. Chris Hovey pursuant to the Hovey Termination Amendment Agreement and a total of 4,350,197 common shares with an aggregate par value of $4,350 to Mr. Brian Lukian pursuant to the Lukian Termination Amendment Agreement.

As at April 30, 2014 there were 100,267,882 shares of common stock issued out of the authorized 300,000,000 common shares.

SHARES TO BE ISSUED

As at April 30, 2014, the Company is required to issue 750,000 common shares to Beauty Scouts against a liability of $6,000 pursuant to a consulting agreement dated January 21, 2014.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2014

NOTE 7.   FORGIVENESS OF DEBTS

Forgiveness of debts of $1,634,222 comprised of $1,432,883 and $201,399 forgiven by related parties and creditors of the Company, respectively pursuant to the substantial completion of the restructuring plan during the previous year ended April 30, 2013 which was originally approved by the Board of Directors of the Company on February 13, 2013.

NOTE 8.   INCOME TAXES

The Company follows FASB ASC 740, “Accounting for Income Taxes.”  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no refundable taxes were paid previously.  Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, , as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At April 30, 2014, the Company had unused net operating loss carryovers of approximately $2,331,982 (2013: $2,066,057).  These losses are available to offset taxable income and will expire between 2027 and 2033. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States federal corporate income tax rate of 39% (2013 – 39%) to the net loss before provision for income taxes for the following reasons:

	April 30	April 30
	2014	2013

Income tax benefit at statutory rate	$103,710	$(541,894)
Valuation analysis	(103,710)	541,894
Income tax benefit per books	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30	April 30
	2014	2013

NOL carryover	$909,473	$805,763
Valuation allowance	(909,473)	(805,763)
Net deferred tax asset	$-	$-

NOTE 9.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the filing date of these consolidated financial statements and has determined that there are no other material subsequent events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the year covered by this report, being April 30, 2014.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Changes in Internal Control Over Financial Reporting

Based upon the evaluation of our controls over financial reporting, as required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal accounting officer have concluded that our disclosure controls are, and will be, effective in providing reasonable assurance that material information relating to us is accumulated and communicated to management, including our principal executive and principal financial officers(s), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over the financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

ITEM 9A.  CONTROLS AND PROCEDURES (continued)

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Donald Nicholson	55	President and Chief Executive Officer and Director(1)	Director since February 6, 2009 Officer since February 13, 2013

Frode Botnevik	66	Director	August 30, 2008

Samuel Asculai, Ph.D.	71	Chief Scientific Offer and Director(1)	August 30, 2008

Christopher Hovey	69	Chief Operating Officer and Vice President of Sales(2) Director	August 14, 2008

Zenas B. Noon	77	Director(3)	August 30, 2008

Drasko Puseljic	46	General Counsel	March 5, 2013

(1)	On February 13, 2013, in accordance with the by-laws of the Company, Mr. Donald Nicholson was appointed as President, CEO and CFO of the Company and replaced Sam Asculai.

(2)	On March 5, 2013 Mr Christopher Hovey resigned from his position as Chief Operating Officer and Vice President of Sales and on January 21, 2014 resigned from his position as Director.

(3)	On January 22, 2014 Mr. Zenas Noon resigned from his position as Director.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

The following is a brief summary of the background of each director and executive officer of the Company:

Donald Nicholson.  Mr. Nicholson has more than 27 years of experience in the healthcare industry. From February 2009 to the present, Mr. Nicholson has been a member of the Company’s Board of Directors.  From February 13, 2013 to present, Mr. Nicholson has been President and Chief Executive Officer of the Company.  Mr. Nicholson is, currently, the founding shareholder, and Chief Executive Officer of Mercuriali Ltd., a development stage United Kingdom private healthcare company.  From February 2007 until January 2010, Mr. Nicholson was the founding shareholder and Chief Financial Officer of Stravencon Ltd., an European developer and marketer of generic pharmaceutical products manufactured in China. From February 1996 to November 2006, Mr. Nicholson was Chief Financial Officer of SkyePharma Plc, a United Kingdom specialty pharmaceutical company. Mr. Nicholson was the Chief Financial Officer and Finance Director of SkyePharma Plc from February 1996 until November 2006. From January 1989 until September 1995, Mr. Nicholson was with Corange London Limited (Boehringer Mannheim) in various capacities, including Corporate Strategy and Finance Director, Financial Reporting and Strategy Director and Assistant Group Financial Controller.  From September 1986 until December 1998, Mr. Nicholson was with the Wellcome Foundation Ltd., London, where he was the assistant to the Group Financial Accountant.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  During the fiscal year ended April 30, 2014, to the best of our knowledge, none of our directors, executive officers, or beneficial owners of 10% or more of our issued and outstanding common stock filed any such form late.

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

Corporate Governance

Director Independence

Frode Botnevik, is an independent directors.

Nominating Committee

We do not have a nominating committee or nominating committee charter.  Our directors perform the functions associated with a nominating committee.  We have decided to not have a nominating committee, considering the nature of our operations.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

The Board or management has not established any specific minimum qualifications that a candidate for director must satisfy to be recommended for Board membership.  Rather, the Board or management evaluates the combination of skills and experience that a particular candidate offers, considers how that candidate satisfies the Board’s current expectations with respect to each such criterion and makes a determination regarding whether that candidate should be recommended to the stockholders for election as a director.  During our fiscal year ended April 30, 2014, we received no recommendation for directors from our stockholders. The Board intends to expand and strengthen its membership as soon as resources allow.

We will consider for inclusion in our nominations of new Board of Directors nominees proposed by stockholders who hold at least 5% of our issued and outstanding voting securities.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for our consideration a prospective nominee to serve on the Board may do so by providing the candidate’s name and qualifications in writing to our Secretary at the following address: 50 West Liberty Street, Suite 880, Reno NV 89501.

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	All Other Compensation	Total

Donald Nicholson CEO	2013-2014	-	-	-	-
	2012-2013	-	-	-	-

Samuel Asculai CSO	2013-2014	-	-	-	-
	2012-2013	-	-	-	-

Christopher Hovey COO	2013-2014	-	-	-	-
	2012-2013	-	-	-	-

Drasko Puseljic GC	2013-2014	-	-	-	-
	2012-2013	-	-	-	-

Employment Agreements

On February 13, 2013 Mr Donald Nicholson was appointed to the roles of President, CEO and CFO of the Company. On March 5, 2013 the Company entered into a consulting agreement with Mercuriali for the services of Mr. Nicholson as the Company’s President, CEO and CFO (the “Mercuriali Consulting Agreement”), as amended by an agreement entered effective March 3, 2014 (the “Mercuriali Amendment Agreement”). Prior to the Corporation having received transaction monies of at least five hundred thousand United States dollars ($500,000) Mercuriali will make no charge for services. Once the Corporation has received transaction monies of at least five hundred thousand United States dollars ($500,000) Mercuriali’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Corporation has received transaction monies in aggregate total of one and a half million United States dollars (US $1,500,000), Mercuriali’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month The foregoing information regarding the Mercuriali Consulting Agreement and the Mercurial Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Mercuriali Consulting Agreement, which is attached as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Mercurial Amendment Agreement which was attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION. (continued)

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

On March 5, 2013 Biostrategies entered into a new consulting agreement with the Company for the services of Dr. Asculai as the Company’s CSO (the “Asculai Consulting Agreement”) ”), as amended by an agreement entered effective March 3, 2014 (the “Asculai Amendment Agreement”). . Prior to the Corporation receiving transaction monies of at least five hundred thousand United States dollars ($500,000) Biostrategies will make no charge for services. Once the Company has received transaction monies of at least five hundred thousand United States dollars ($500,000) Biostrategies’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Company has received transaction monies in aggregate total of one and a half million United States dollars (US $1,500,000), Biostrategies’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month.  The foregoing information regarding the Asculai Consulting Agreement and the Asculai Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Asculai Consulting Agreement, which was attached as Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Asculai Amendment Agreement which was attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014..

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

Effective January 30, 2014, the Company and Mr. Hovey entered into an amendment to the Hovey Termination Agreement (the “Hovey Termination Amendment Agreement”) pursuant to which Mr. Hovey converted the $20,000 of unpaid fees due to him into 5,319,149 shares of the Company’s common stock, the $11,724 of unreimbursed expenses due under the Hovey Termination Agreement into 3,118,271 shares of the Company’s common stock, and an additional $1,530 in unreimbursed expenses into 191,250 shares. The foregoing information regarding the Hovey Termination Amendment Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Hovey Termination Amendment Agreement, which was attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION. (continued)

Effective January 30, 2014, the Company and Mr. Lukian entered into an amendment to the Lukian Termination Agreement (the “Lukian Termination Amendment Agreement”) pursuant to which Mr. Lukian converted $15,532 of unpaid fees due to him into 4,083,072 shares of the Company’s common stock and $2,137 in unreimbursed expenses into 267,125 shares of the Company’s common stock. The foregoing information regarding the Lukian Termination Amendment Agreement is not intended to be complete and is qualified in its entirety by reference to the complete text of the Lukian Termination Amendment Agreement, which was attached as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014.

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

On March 5, 2013 Mr. Puseljic entered into a new employment agreement with the Company (the “Puseljic Employment Agreement”), as amended by an agreement entered effective March 3, 2014 (the “Puseljic Amendment Agreement”). Pursuant to these agreements, Mr. Puseljic will provide certain legal services to the Company.  Prior to the Company having received transaction monies of at least five hundred thousand United States dollars ($500,000) Mr. Puseljic will make no charge for services. Once the Company has received transaction monies of at least five hundred thousand United States dollars ($500,000) Mr. Puseljic’s base compensation shall be increased to five thousand United States dollars (US $5,000) per month.  Once the Company has received transaction monies in aggregate total of one and a half million United States dollars (US $1,500,000), Mr. Puseljic’s base compensation shall be increased to ten thousand United States dollars (US $10,000) per month.  The foregoing information regarding the Puseljic Employment Agreement and the Puseljic Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Puseljic Employment Agreement, which was attached as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Puseljic Amendment Agreement which was attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2014, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

DIRECTOR COMPENSATION

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended April 30, 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 7, 2014, certain information regarding the Company’s outstanding shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class

Biostrategies Consulting Group Inc(2)	8,015,834	7.9%
Samuel Asculai, Ph.D.(3)	32,419,105	32.1%
Frode Botnevik(4)	3,324,468	3.3
Mercuriali Ltd.(5)	9,000,000	8.9
Donald Nicholson(6)	9,000,000	8.9%
Chris Hovey	8,628,670	8.5
Dr. Zenas B. Noon	0	*
Brian Lukian	4,350,197	4.3
Drasko Puseljic	9,166,666	9.1
Directors and executive officers as a group (7 persons)	66,889,106	66.2%

(1)
Unless otherwise indicated, ownership represents sole voting and investment power.  Unless otherwise indicated the address for all listed stockholders is 50 West Liberty Street, Suite 880. Reno, NV 89501.

(2)	Dr. Asculai, who is a director of the Company, is the sole owner of the Biostrategies Consulting Group Inc.
(3)	Common Stock Beneficially Owned by Samuel Asculai includes the 8,015,834 shares of Common Stock owned by Biostrategies Consulting Group Inc.and 24,403,271 owned by Sam Asculai.
(4)	Common Stock Beneficially Owned by Frode Botnevik includes 3,324,468 shares of Common Stock owned by Grim AS a company controlled by his spouse.
(5)	Donald Nicholson, who is a director of the Company, is the sole owner of Mercuriali Ltd.
(6)	Common Stock Beneficially Owned by Donald Nicholson includes the 9,000,000 shares of Common Stock of the Company owned by Mercuriali Ltd.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of April 30, 2014, the Company owes $96,489 (2013 - $93,481) in respect of advances from Dr. Asculai, its former CEO and current CSO and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013.  This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.

As at April 30, 2014, Mercuriali has advanced a total of $119,709 to the Company pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd on March 4, 2013. (2013 - $50,000).  Mercuriali Ltd. is a company solely owned by Donald Nicholson the Company’s CEO and CFO.  In addition, as of April 30, 2014 and April 30, 2013 the Company owes Mercuriali $33,188 included in Accounts Payable. Mercuriali Ltd. shall  convert the amounts owed to it under the Loan Agreement and Accounts Payable into common shares of the Company at a conversion price of $0.00376 per share upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000,.  The Company completed the Restructuring Plan during the year ended April 30, 2013.

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

	Financial Year Ended
	2014	2013

Audit fees	$14,500	$16,000
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,500	$16,000

In each of the last two fiscal years ended April 30, 2014 and 2013, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of July, 2014.

ENHANCE SKIN PRODUCTS INC.

Date: July 11, 2014	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer, Principal Executive Officer and Director

/s/ Samuel Asculai
Name: Samuel Asculai
Title: CSO and Director

/s/ Frode Botnevik
Name: Frode Botnevik
Title: Director