Form 10-Q
period 2014-07-31
Enhance Skin Products Inc
filed 2014-09-09
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Number of shares outstanding of the registrant's class of common stock as of September 8, 2014: 101,017,882.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JULY 31, 2014 (UNAUDITED) AND APRIL 30, 2014 (AUDITED)
(Expressed in United States Dollar)

	July 31, 2014	April 30, 2014
	$	$

ASSETS
Cash	4,459	1,136
Accounts receivable	—	—
Prepayments	1,730	—
Total current assets	6,189	1,136
Total assets	6,189	1,136

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	234,357	230,103
Accounts payable to a related party (Note 4)	457	457
Accounts payable to related parties convertible into shares (Note 4)	73,250	73,250
Advances from a related party (Note 4)	96,489	96,489
Advances from a related party convertible into shares (Note 4)	141,009	119,709
Total current liabilities	545,562	520,008
Total liabilities	545,562	520,008

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of July 31, 2014 (April 30, 2014: 300,000,000 common shares) - (Note 5)
Issued and outstanding 101,017,881 common shares as of July 31, 2014 (April 30, 2014: 100,267,881 common shares) - (Note 5)	101,017	100,267
Shares to be issued	—	750
Additional paid-in capital	1,713,350	1,713,350
Accumulated other comprehensive loss	(1,206)	(1,257)
Accumulated deficit	(2,352,534)	(2,331,982)
Total stockholders' deficit	(539,373)	(518,872)
Total liabilities and stockholders' deficit	6,189	1,136

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013 (UNAUDITED)
(Expressed in United States Dollar)

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2014	2013
	$	$

SALES	369	223

EXPENSES
General and administrative	3,613	20,907
Legal and professional fees	17,029	51,426
Marketing	279	—
Total operating expenses	20,921	72,333

Net loss for the year before income taxes	(20,552)	(72,110)

Income taxes	—	—
Net loss for the period	(20,552)	(72,110)

Foreign currency translation adjustment	51	1,071
Comprehensive loss	(20,501)	(71,039)

Loss per share, basic and diluted	(0.0002)	(0.0010)

Weighted average number of
common shares outstanding	101,017,882	71,215,922

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JULY 31, 2014 (UNAUDITED)AND YEAR ENDED APRIL 30, 2014 (AUDITED)
(Expressed in United States Dollar)

					Accumulated
			Shares	Additional	other
	Common stock		to be issued	paid-in	compreshensive	Accumulated
	Shares	Amount	Amount	capital	loss	deficit	Total
		$	$	$	$	$	$

As at April 30, 2013	55,250,000	55,250	27,215	1,637,118	(3,569)	(2,066,057)	(350,043)

Issuance of shares	45,017,881	45,017	(27,215)	70,982	—	—	88,784

Shares to be issued	—	—	750	5,250	—	—	6,000

Foreign currency translation	—	—	—	—	2,312	—	2,312

Net loss for the year	—	—	—	—	—	(265,925)	(265,925)

As at April 30, 2014	100,267,881	100,267	750	1,713,350	(1,257)	(2,331,982)	(518,872)

Issuance of shares	750,000	750	(750)	—	—	—	—

Foreign currency translation	—	—	—	—	51	—	51

Net loss for the period	—	—	—	—	—	(20,552)	(20,552)

As at July 31, 2014	101,017,881	101,017	—	1,713,350	(1,206)	(2,352,534)	(539,373)

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013 (UNAUDITED)
(Expressed in United States Dollar)

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2014	2013
	$	$

OPERATING ACTIVITIES
Net loss for the period	(20,552)	(72,110)

Stock issued for services	—	26,096
		—
Net change in non-cash working capital balances:
Accounts receivable	—	2,577
Prepayments	(1,730)	(4,368)
Accounts payable and accrued liabilities	4,254	(2,606)
Accounts payable to a related party	—	1,244
Cash used in operating activities	(18,028)	(49,167)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	12,500
Advances from a related party	21,300	25,304
Cash provided by financing activities	21,300	37,804

Net increase (decrease) in cash during the period	3,272	(11,363)
Effect of foreign currency translation	51	1,071
Cash, beginning of the period	1,136	30,866
Cash, end of period	4,459	20,574

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 2014 and 2013, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2014 and 2013 audited financial statements. The results of operations for the period ended July 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2014 the Company has a working capital deficit of $539,373 and accumulated deficit of $2,352,534. The Company has relied on advances from its former CEO, director, current CEO and a related party to meet the working capital requirements.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the Company’s successful efforts to obtain additional funding to reposition its product line and generate sales and then attain profitable operations.

Management is seeking additional financing to reposition its Visible Youth product line for the consumer market, to fund product reformulation, to undertake clinical evaluations of its reformulations and fund its direct to consumer sales campaign. Management is pursuing a number of funding structures including debt and equity finance, asset sales and licensing activities. There can be no assurances, however, that management’s efforts to obtain additional funding on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

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

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	July 31,	April 30,
	2014	2014
	$	$

Accounts payable to related parties
- Unpaid remuneration	—	—
- Balances owing to Mercuriali Ltd.	—	—
- Unreimbursed expenses	457	457
	457	457

Accounts payable to related parties convertible into shares
- Unpaid remuneration	40,062	40,062
- Balances owing to Mercuriali Ltd.	33,188	33,188
- Unreimbursed expenses	—	—
	73,250	73,250

Advances from related parties
- Advances from directors	96,489	96,489
	96,489	96,489

Advances from related parties convertible into shares
- Advances from a director	141,009	119,709
	141,009	119,709

ACCOUNTS PAYABLE TO RELATED PARTIES:

The outstanding balance represents amounts due to a related party in connection with the expenses incurred by it on behalf of the Company.  The amounts due do not bear any interest and is repayable on demand.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ACCOUNTS PAYABLE TO RELATED PARTIES CONVERTIBLE INTO SHARES:

The outstanding balance comprise of unpaid remuneration to a related party and a balance owing to Mercuriali Ltd as detailed below:

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at July 31, 2014, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

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

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of July 31, 2014 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ADVANCES FROM A RELATED PARTY

As of July 31, 2014, the Company owes $96,489 (April 30, 2014 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013.  This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013.   As at July 31, 2014, Mercuriali has advanced a total of $141,009 (April 30, 2014 - $119,709) to the Company pursuant to the Loan Agreement.  Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000.  The Company completed the Restructuring Plan during the year ended April 30, 2013.  The Advances are secured on all of the assets of the Company and do not bear interest.

NOTE 5.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at July 31, 2014, the Company has 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

COMMON SHARES - ISSUED AND OUTSTANDING

In May 2014, the Company issued 750,000 common shares to Beauty Scouts against a liability of $6,000 pursuant to a consulting agreement dated January 21, 2014.  These shares were presented as shares to be issued as at April 30, 2014.

As at July 31, 2014 there were 101,017,881 shares of common stock issued out of the authorized 300,000,000 common shares.

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

Balance sheet – July 31, 2014 balances compared to April 30, 2014

Cash

As at July 31,2014 the Company had $4,459 of cash on hand, an increase of $3,323 from the April 30, 2014 balance of $1,136, mainly due to advances from a related party.

Prepayments

As at July 31,2014 the Company had $1,730 of prepayments, representing advance payments in connection with patent maintenance fees  to be expensed in subsequent quarter.

Accounts payable and accrued liabilities

As at July 31,2014 accounts payable and accrued liabilities was $234,357, an increase of $4,254 from the April 30, 2014 balance of $230,103.  The increase is mainly due to an increase in professional charges relating to patents and trademarks offset by a fall in other outstanding invoices settled during the period.

Advances from a related party convertible into shares

As at July 31,2014 advances from a related party convertible into shares was $141,009, an increase of $21,300 from the April 30, 2014 balance of $119,709.  The increase represents additional advances from a related party during the current period ended July 31, 2014.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Common Stock

As at July 31, 2014, there were 101,017,881 shares of common stock issued and outstanding as compared to common stock 100,267,881 as at April 30, 2014.  The increase represents issuance of 750,000 common stock to Beauty Scouts against a liability of $6,000 pursuant to a consulting agreement dated January 21, 2014.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at July 31, 2014 was $1,206, a decrease of $51 from the April 30, 2014 balance of $1,257.

Statement of Operations - Three months ended July 31, 2014 balances compared to three months ended July 31, 2013

Sales

The Company is seeking additional financing to reposition its Visible Youth product line for the consumer market and to fund its direct to consumer sales campaign.  Current and previous period nominal sales represent sales through the Company’s existing website.

Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for the three months ended July 31, 2014 were $3,613 compared to $20,907 for the three months ended July 31, 2013, respectively.  The reduction is primarily the result of the recording of directors expenses of $14,096 during the quarter ended July 31, 2013. No similar director’s expenses were recorded during the current quarter.

Professional fees.

Professional fees incurred for the three months ended July 31, 2014 were $17,029 compared to $51,426 for the three months ended July 31, 2013, respectively.  The reduction is due primarily to a fall in patent costs as a number of the Company’s patent applications have now been granted and a fall in professional costs associated with the development of the company’s consumer marketing plan.

Liquidity and Capital Resources

During the three months ended July 31, 2014 the CEO made advances to the Company of $21,300.  At July 31, 2014 the total advances from the related parties were $141,009.

At July 31, 2014, the Company had a working capital deficit of $539,373 compared to a working capital deficit of $518,872 at April 30, 2014.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At July 31, 2014 the total assets were $6,189 as compared to the total assets $1,136 at April 30, 2014.  The increase of $5,053 mainly represents advances from a related party.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

At July 31, 2014, the Company had potential unused net operating loss carry overs of approximately $2,352,534 (April 30, 2014: $2,331,982).  These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three months ended July 31, 2014 the Company relied on advances from the CEO and related parties.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being July 31, 2014.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

ITEM 4.   Controls and Procedures (continued)

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls appropriate to a business of its size and scale as our financial position and capital availability improves.  In addition the Company intends to seek to strengthen the composition of its Board of Directors.

Changes in internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a copy of Glycobiocsiences response, dated August 12, 2013, to its evidence.  The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobioscienses requested an oral hearing, which was held on June 25, 2014. The decision in this matter was expected to be received within six to eight weeks from the hearing date. As of the date of this filing no decision has been received.  In the course of preparing this affidavit, the Company discovered that Glycobiosciences Inc has been offering for sale and selling "VISIBLE YOUTH VY anti-aging revitalizing formula containing hyaluronate sodium to the public.

The Company also discovered that on December 20, 2012, Glycobiosciences Inc. filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. The Company intends to vigorously defend its Visible Youth trademark.

ITEM 1.   Legal Proceedings (continued)

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2014, the Company issued 750,000 common shares to Beauty Scouts against a liability of $6,000 pursuant to a consulting agreement dated January 21, 2014.  These shares were presented as shares to be issued as at April 30, 2014.  The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of  the Securities Act of 1933.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits.

31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of September 2014.

ENHANCE SKIN PRODUCTS INC.

Date: September 8, 2014	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer