Form 10-Q
period 2014-10-31
Enhance Skin Products Inc
filed 2014-12-10
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Number of shares outstanding of the registrant's class of common stock as of December 8, 2014: 101,017,882.

ENHANCE SKIN PRODUCTS INC.

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2014 (UNAUDITED) AND APRIL 30, 2014 (AUDITED)
(Expressed in United States Dollar)

	October 31, 2014	April 30, 2014
	$	$
ASSETS
Cash	2,575	1,136
Prepayments	600	—
Total current assets	3,175	1,136
Total assets	3,175	1,136

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	240,293	230,103
Accounts payable to a related party (Note 4)	457	457
Accounts payable to related parties convertible into shares (Note 4)	73,250	73,250
Advances from a related party (Note 4)	96,489	96,489
Advances from a related party convertible into shares (Note 4)	152,871	119,709
Total current liabilities	563,360	520,008
Total liabilities	563,360	520,008

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of October 31, 2014 (April 30, 2014: 300,000,000 common shares) - (Note 5)
Issued and outstanding 101,017,881 common shares as of October 31, 2014 (April 30, 2014: 100,267,881 common shares) - (Note 5)	101,017	100,267
Shares to be issued	—	750
Additional paid-in capital	1,713,350	1,713,350
Accumulated other comprehensive loss	(1,154)	(1,257)
Accumulated deficit	(2,373,398)	(2,331,982)
Total stockholders' deficit	(560,185)	(518,872)
Total liabilities and stockholders' deficit	3,175	1,136

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)
(Expressed in United States Dollar)

	Three Months	Three Months
	Ended October 31,	Ended October 31,
	2014	2013
	$	$

SALES	—	178

EXPENSES
General and administrative	8,449	4,236
Legal and professional fees	12,415	53,631
Marketing	—	—
Total operating expenses	20,864	57,867

Net loss for the period before income taxes	(20,864)	(57,689)

Income taxes	—	—
Net loss for the period	(20,864)	(57,689)

Foreign currency translation adjustment	52	643
Comprehensive loss	(20,812)	(57,046)

Loss per share, basic and diluted	(0.0002)	(0.0007)

Weighted average number of
common shares outstanding	101,017,881	87,289,014

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)
(Expressed in United States Dollar)

	Six Months	Six Months
	Ended October 31,	Ended October 31,
	2014	2013
	$	$

SALES	369	401

EXPENSES
General and administrative	12,062	25,143
Legal and professional fees	29,444	105,057
Marketing	279	—
Total operating expenses	41,785	130,200

Net loss for the period before income taxes	(41,416)	(129,799)

Income taxes	—	—
Net loss for the period	(41,416)	(129,799)

Foreign currency translation adjustment	103	1,714
Comprehensive loss	(41,313)	(128,085)

Loss per share, basic and diluted	(0.0004)	(0.0016)

Weighted average number of
common shares outstanding	101,017,881	79,749,514

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 (UNAUDITED) AND YEAR ENDED APRIL 30, 2014 (AUDITED)
(Expressed in United States Dollar)

	Common stock		Shares	Additional	Accumulated
	Shares	Amount	to be issued	paid-in	other	Accumulated	Total
			Amount	capital	compreshensive	deficit
					loss
		$	$	$	$	$	$
As at April 30, 2013	55,250,000	55,250	27,215	1,637,118	(3,569)	(2,066,057)	(350,043)

Issuance of shares	32,039,015	32,039	(27,215)	33,772	—	—	38,596

Foreign currency translation	—	—	—	—	1,714	—	1,714

Net loss for the year	—	—	—	—	—	(129,799)	(129,799)

As at October 31, 2013	87,289,015	87,289	—	1,670,890	(1,855)	(2,195,856)	(439,532)

As at April 30, 2014	100,267,881	100,267	750	1,713,350	(1,257)	(2,331,982)	(439,532)

Issuance of shares	750,000	750	(750)	—	—	—	—

Foreign currency translation	—	—	—	—	103	—	103

Net loss for the period	—	—	—	—	—	(41,416)	(41,416)

As at October 31, 2014	101,017,881	101,017	—	1,713,350	(1,154)	(2,373,398)	(480,845)

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)
(Expressed in United States Dollar)

	Six Months	Six Months
	Ended October 31,	Ended October 31,
	2014	2013
	$	$

OPERATING ACTIVITIES
Net loss for the period	(41,416)	(129,799)
Stock issued for services	—	26,096
Net change in non-cash working capital balances:
Accounts receivable	—	2,577
Prepayments	(600)	1,100
Accounts payable and accrued liabilities	10,190	13,607
Accounts payable to a related party	—	3,070
Cash used in operating activities	(31,826)	(83,349)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	12,500
Advances from a related party	33,162	43,208
Cash provided by financing activities	33,162	55,708

Net increase (decrease) in cash during the period	1,336	(27,641)
Effect of foreign currency translation	103	1,714
Cash, beginning of the period	1,136	30,866
Cash, end of period	2,575	4,939

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014 (Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 2014 and 2013, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2014 and 2013 audited financial statements. The results of operations for the period ended October 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that they will have a material effect on the Company’s financial position and results of operations.

NOTE 3.   GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2014 the Company has a working capital deficit of $560,185 and accumulated deficit of $2,373,398. The Company has relied on advances from its former CEO, director, Mercuriali Ltd and a related party to meet the working capital requirements.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the continued short term support of Mercuriali Ltd and the Company’s successful efforts to obtain and continue to obtain additional funding to reposition and re-launch its product line and generate sales and then attain profitable operations.

Management is currently seeking additional financing to reformulate the first two Visible Youth products; namely, the Visible Youth Repairing Serum and the Visible Youth  Hydrating Moisturizer, and undertake two marketing clinical studies on these products, to pay on-going patent costs and to provide working capital prior to spending further sums on the further development of the remaining products and marketing materials. In the opinion of the board these marketing studies will be necessary to obtain further funding on acceptable terms and to further discussions with licensing partners.

Further funding will be required to reformulate the remaining Visible Youth products, design and implement the consumer rebranding, manufacture prototypes, design and implement e-Commerce platforms, undertake additional marketing clinical studies, pay on-going patent costs and to provide working capital prior to market launch.

Further funding will also be required to fund its market launch and direct to consumer sales campaign. The amount of funding required will depend on whether the Company decides to build its own US consumer marketing structure or to out-license to a marketing partner. The Board intends to evaluate the alternative marketing strategies for the US consumer market upon completion of the clinical studies.

Management is consequently pursuing a number of funding structures including debt and equity finance, asset sales, licensing and partnering activities. There can be no assurances, however, that Mercuriali and Enhance’s Directors and related parties will be able to continue to provide short term support or that management’s efforts to obtain additional funding and licensing or marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014 (Unaudited)

We have engaged a US based consultancy firm with a unique set of skills and extensive beauty industry experience and relationships to help reposition the brand and to help implement our strategy for its launch in the US and other markets. We have also engaged Business Development consultants to help seek licensing and marketing partners for the Company’s consumer and professional products both within the USA and Europe. In addition, prior to the Company having completed cumulative financings of at least five hundred thousand United States dollars ($500,000) the Company’s President & CEO, CSO and General Counsel will make no charge for services.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	October 31,	April 30,
	2014	2014
	$	$

- Unreimbursed expenses	457	457
Accounts payable to a related party	457	457

- Unpaid remuneration	40,062	40,062
- Balances owing to Mercuriali Ltd.	33,188	33,188
Accounts payable to related parties convertible into shares	73,250	73,250

Advances from a related party	96,489	96,489

Advances from a related party convertible into shares	152,871	119,709

ACCOUNTS PAYABLE TO A RELATED PARTY:

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

ACCOUNTS PAYABLE TO RELATED PARTIES CONVERTIBLE INTO SHARES:

The outstanding balance comprise of unpaid remuneration to a related party and a balance owing to Mercuriali Ltd as detailed below:

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan,

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014 (Unaudited)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at October 31, 2014, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

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

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of October 31, 2014 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2014 (Unaudited)

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

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013.   As at October 31, 2014, Mercuriali has advanced a total of $152,871 (April 30, 2014 - $119,709) to the Company pursuant to the Loan Agreement.  Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000.  The Company completed the Restructuring Plan during the year ended April 30, 2013.  The Advances are secured on all of the assets of the Company and do not bear interest.

NOTE 5.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at October 31, 2014, the Company has 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

COMMON SHARES - ISSUED AND OUTSTANDING

In May 2014, the Company issued 750,000 common shares to Beauty Scouts against a liability of $6,000 pursuant to a consulting agreement dated January 21, 2014.  These shares were presented as shares to be issued as at April 30, 2014.

As at October 31, 2014 there were 101,017,881 shares of common stock issued out of the authorized 300,000,000 common shares.

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

Review of Operations

During the quarter the Company has continued prosecution and protection of  its patent and  trademark portfolio. In addition discussions have continued with potential marketing and licensing partners for the US and Europe in respect of our Visible Youth professional and consumer products. During the period we have also been evaluating potential formulation and manufacturing partners with a view to being in a position to commence reformulation, start pilot manufacture and undertake two further marketing clinical studies for our Visible Youth Repairing Serum and our Visible Youth  Hydrating Moisturizer as soon as resources are available. It is expected that study results could be available approximately six months after funding is obtained. In the opinion of the board these further marketing studies will be necessary to obtain further funding on acceptable terms for further development of the Company’s remaining products and marketing materials and to further discussions with licensing and marketing partners.

If study results are satisfactory and necessary funding can be obtained, management aims to re-launch the Visible Youth products in the consumer market approximately six to nine months from clinical study completion depending on the marketing approach adopted. The Board intends to evaluate the alternative marketing strategies for the consumer products upon completion of the clinical studies which may include building our own US consumer marketing structure or out-licensing to a marketing partner. We currently only intend to progress our professional products in association with an established marketing partner.

There can be no assurances, however, that management’s efforts to obtain additional funding and licensing or marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

Balance sheet – October 31, 2014 balances compared to April 30, 2014

Cash

As at October 31, 2014 the Company had $2,575 of cash on hand, an increase of $1,439 from the April 30, 2014 balance of $1,136, mainly due to advances from a related party.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Prepayments

As at October 31, 2014 the Company had $600 of prepayments, representing advance payments in connection with annual patent fees to be expensed in subsequent quarter.

Accounts payable and accrued liabilities

As at October 31, 2014 accounts payable and accrued liabilities was $240,293, an increase of $10,190 from the April 30, 2014 balance of $230,103.  The increase is mainly due to an increase in professional charges relating to patents and our Visible Youth trademark offset by a fall in other outstanding invoices settled during the period.

Advances from a related party convertible into shares

As at October 31, 2014 advances from a related party convertible into shares was $152,871, an increase of $33,162 from the April 30, 2014 balance of $119,709.  The increase represents additional advances from a related party during the six month period ended October 31, 2014.

Common Stock

As at October 31, 2014, there were 101,017,881 shares of common stock issued and outstanding as compared to common stock 100,267,881 as at April 30, 2014.  The increase represents issuance of 750,000 common stock to Beauty Scouts against a liability of $6,000 pursuant to a consulting agreement dated January 21, 2014.

Accumulated other comprehensive loss

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at October 31, 2014 was $1,154, a decrease of $103 from the April 30, 2014 balance of $1,257.

Statement of Operations – Three and six months ended October 31, 2014 balances compared to three and six   months ended October 31, 2013

Sales

Management is currently seeking additional financing to reformulate the first two Visible Youth products; namely, the Visible Youth Repairing Serum and the Visible Youth  Hydrating Moisturizer, and undertake two marketing clinical studies on these products, to pay on-going patent costs and to provide working capital. Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers..

Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for the three and six months ended October 31, 2014 were $8,449 and $12,062 compared to $4,236 and $25,143 for the three and six months ended October 31, 2013, respectively.  Major variation in these expenses is the reduction in current period six months expenses as compared to previous period, primarily the result of the recording of directors’ expenses of $14,096 during the quarter ended July 31, 2013. No similar director’s expenses were recorded during the current periods.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Professional fees.

Professional fees incurred for the three and six months ended October 31, 2014 were $12,415 and $29,444 compared to $53,631 and $105,057 for the three and six months ended October 31, 2013, respectively.  The reduction is due primarily to a fall in patent costs as a number of the Company’s patent applications have now been granted and a fall in professional costs associated with the development of the company’s consumer marketing plan.

Liquidity and Capital Resources

During the three months ended October 31, 2014 Mercuriali Ltd made advances to the Company of $11,862.  At October 31, 2014 the total advances from the related parties were $152,871.

At October 31, 2014, the Company had a working capital deficit of $560,185 compared to a working capital deficit of $518,872 at April 30, 2014.  The increase in working capital deficit is due entirely to the continued losses of the Company.

At October 31, 2014 the total assets were $3,175 as compared to the total assets $1,136 at April 30, 2014.  The increase of $2,039 mainly represents advances from a related party.

Income Taxes

At October 31, 2014, the Company had potential unused net operating loss carry overs of approximately $2,373,398 (April 30, 2014: $2,331,982).  These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three months ended October 31, 2014 the Company relied on advances from Mercuriali Ltd,  a related party.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being October 31, 2014.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

ITEM 4.   Controls and Procedures (continued)

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

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a copy of Glycobiocsiences response, dated August 12, 2013, to its evidence.  The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobiosciences requested an oral hearing, which was held on June 25, 2014.   On September 17, 2014 the Company was informed that the Canadian Intellectual Property Office issued a decision dated September 7, 2014 rejecting the Section 45 application and maintaining Enhance’s Canadian trademark. On November 13, 2014 the Company was informed that the applicant has appealed this decision to the Federal Court of Canada. The Company filed a Notice of Appearance with the Federal Court of Canada on November 21, 2014 indicating that it intends to oppose this application. It is understood that the appeal process may take up to 12 months.

In the course of preparing its affidavit in the Section 45 proceedings, the Company discovered that Glycobiosciences Inc has been offering for sale and selling "VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of December 2014.

ENHANCE SKIN PRODUCTS INC.

Date: December 8, 2014	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer