Form 10-K/A
period 2014-04-30
Enhance Skin Products Inc
filed 2015-01-20
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

i

Explanatory Note for Amendment No. 1:

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended April 30, 2014, to amend the following disclosure items in our originally filed annual report for that period.

●	We amend ITEM 4; Controls and Procedures to include management’s report on internal control over financial reporting in accordance with Item 308 of Regulation S-K.

Except as described above, this form 10K/A continues to speak as of July 14, 2014 and no other changes have been made to the annual report.  This Amendment No. 1 does not amend or update any other information set forth in the annual report and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to filing of the annual report.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the year covered by this report, being April 30, 2014.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion was based on the existence of significant deficiencies in our internal control over financial reporting previously disclosed and discussed below.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and identified significant deficiencies in internal control over financial reporting.

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

Although we have not identified any  material weaknesses with our financial reporting or any other significant deficiencies with our internal controls, no assurances can be given that there are no such material weaknesses or significant deficiencies existing.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the year ended April 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of January, 2015 .

ENHANCE SKIN PRODUCTS INC.

Date: January 20, 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer, Principal Executive Officer and Director

/s/ Samuel Asculai
Name: Samuel Asculai
Title: CSO and Director

/s/ Frode Botnevik
Name: Frode Botnevik
Title: Director