Form 10-Q/A
period 2014-10-31
Enhance Skin Products Inc
filed 2015-01-20
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

ENHANCE SKIN PRODUCTS INC.

Explanatory Note for Amendment No. 1:

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three months ending October 31, 2014, to amend the following disclosure items in our originally filed quarterly report for that period.

●
We amend ITEM 4; Controls and Procedures to conform to the form of the disclosure made in our amended annual report on Form 10-K/A, Amendment  No.1 for the period ending April 30, 2014 filed on the same day as this report.

●	We amend paragraphs 4(b) and 4(d) of the management certifications in Exhibit 31.1 to conform to the format provided in Item 601(b)(31) of Regulation S-K.

●	We amend the first paragraph of the management certification in Exhibit 32.1 to refer to the quarter ended October 31, 2014.

Except as described above, this Form 10Q/A continues to speak as of December 10, 2014 and no other changes have been made to the quarterly report.  This Amendment No. 1 does not amend or update any other information set forth in the quarterly report and we have not updated disclosures contained therein to reflect any events that occurred at a  date subsequent to filing of the quarterly report.

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

Management Report on internal control over financial reporting.

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

Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarters and  have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of January 2015 .

ENHANCE SKIN PRODUCTS INC.

Date: January 20, 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer