Form 10-K/A
period 2014-04-30
Enhance Skin Products Inc
filed 2015-01-26
CIK 1395400

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

i

Explanatory Note for Amendment No. 2:

On January 20, 2015, we filed Amendment No. 1 to our annual report on Form 10-K for the year ended April 30, 2014, to amend  ITEM 4; Controls and Procedures to include management’s report on internal control over financial reporting in accordance with Item 308 of Regulation S-K.    We are filing this Amendment No. 2 to our annual report on Form 10-K for the year ended April 30, 2014, to further amend amend  ITEM 4; Controls and Procedures to include management’s conclusion as to whether our internal control over financial reporting is effective or not in accordance with Item 308 of Regulation S-K.

Except as described above, this form 10K/A continues to speak as of July 14, 2014 and no other changes have been made to the annual report.  This Amendment No. 2 does not amend or update any other information set forth in the annual report and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to filing of the annual report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2014.   Management identified significant deficiencies in internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of January, 2015.

ENHANCE SKIN PRODUCTS INC.

Date: January 23 , 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer, Principal Executive Officer and Director

/s/ Samuel Asculai
Name: Samuel Asculai
Title: CSO and Director

/s/ Frode Botnevik
Name: Frode Botnevik
Title: Director