Form 10-Q/A
period 2015-01-31
Enhance Skin Products Inc
filed 2015-06-23
CIK 1395400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes  ☒     No ☐  (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “Accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Number of shares outstanding of the registrant's class of common stock as of June 23 , 2015: 101,017,882 .

ENHANCE SKIN PRODUCTS INC.

Explanatory Note for Amendment No. 1:

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the three and nine months ending January 31, 2015, to amend the following disclosure items in our originally filed quarterly report for that period:

●	We amend the cover sheet to indicate that the Company has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Except as described above, this Form 10Q/A continues to speak as of February 24, 2015, and no other changes have been made to the quarterly report.  This Amendment No. 1 does not amend or update any other information set forth in the quarterly report and we have not updated disclosures contained therein to reflect any events that occurred at a  date subsequent to filing of the quarterly report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of June 2015 .

ENHANCE SKIN PRODUCTS INC.

Date: June 23 , 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer