Form 10-K
period 2015-04-30
Enhance Skin Products Inc
filed 2015-07-28
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Page | 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of shares outstanding of the registrant's class of common stock as of July 24, 2015: 101,017,882

Page | 2

Page | 3

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

The Visible Youth skin care line utilizes high purity, medical-grade hyaluronic acid (also called hyaluronan or HA) of specific molecular size to deliver hydration to the skin. The brand also contains products that are proprietary  synergistic formulations of two or more active ingredients that include the specific, medical-grade hyaluronic acid. Visible Youth is formulated to help improve the healthy appearance and feel of skin and addresses the loss of HA-water complex, a natural component of the skin without which the underlying structure of skin collapses. Visible Youth is formulated to help restore the skin’s natural supply of HA-water complex and works to rehydrate the skin at the cellular level. Visible Youth utilizes the same unique fraction of hyaluronan used in the development of the topical drug product Solaraze to deliver its active ingredient through to the dermis. In the case of Visible Youth, the ingredient that we are delivering is water for deep hydration.

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

Our base patents are granted in the USA, Australia, New Zealand and China and a Notice of Allowability was received in April 2015 in respect of Japan. We have applications on the base patent in process in the European Union and Canada. New patent applications have been accepted for the use of HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. We also own the Visible Youth trademark in various jurisdictions. See also; Intellectual Property and Patent Protection.

Page | 4

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

Visible Youth Healing Complex:
A proprietary  synergistic formulation of Hyaluronic Acid and  bioactive glass that delivers a restorative formula to treated skin following a professional skin resurfacing procedure. Developed for use at home, the Healing Complex acts as a humectant in combination with bioactive ceramic micro-particles to aid in healing. The Healing Complex also provides anti-microbial and anti-inflammatory properties while actively helping to attenuate redness.

Visible Youth Healing Complex Plus 3% Lidocaine:
For Physician use only, this is the Healing Complex with 3% Lidocaine added to be applied immediately after a professional skin-resurfacing procedure. Lidocaine helps relieve pain and discomfort while decreasing irritation.

Page | 5

Product Development

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

We are also in the process of evaluating and developing products utilizing HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. Additional applications may include the alleviation of symptoms of rosacea such as redness, dryness and itchiness. We are also currently seeking development and marketing partners for these products which are expected to be marketed under the Visible Youth “Professional” brand.

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

The Company is in discussions with several parties to acquire certain technology assets, including patents and patent applications, products and active ingredients, which are complementary to and synergistic with our existing patents, patent applications, current and future products and have the potential to expand and increase the attractiveness of our Visible Youth product lines to potential development and marketing partners. Given the Company’s limited cash resources it would need to pay for such asset acquisitions primarily through the issue of shares and deferred consideration. There can be no assurances, however, that management’s efforts to acquire such assets on terms satisfactory to the Company, or at all will, be realized.

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

Intellectual Property and Patent Protection

At present, we have the following registered patents, patent applications and trademarks:

Patents - Cosmetic Composition for the Treatment of Skin and Methods Thereof

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

Title of Invention	Country	Status	Serial No.	National Phase Entry Date
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Canada	Application	2,662,581	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	United States	Granted June 2014	12/439,811	March 3, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Europe	Application	078005865	March 16, 2009

Page | 6

Cosmetic Composition for the Treatment of Skin and Methods Thereof	Australia	Granted January 2014	2007295894	April 2, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	New Zealand	Granted January 2013	575334	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	China	Granted December 2013	100037	April 9, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Japan	Notice of Allowability April 2015	2009/527658	March 10, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Hong Kong	Application	09110376.4	November 6, 2009

New Patent Application for Extending the Cosmetic Effects of Botox®* and Dermal Fillers

On May 5, 2015 the Company announced the acceptance by the US Patent and Trademark Office of a new patent application for the use of HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. Additional applications may include the alleviation of symptoms of rosacea such as redness, dryness and itchiness. An international application under the Patent Cooperation Treaty has also been accepted. Further details of these patent applications is set out below.

Title of Invention	Country	Status	Serial No.
Methods and Compositions for Enhancing and Extending the Cosmetic Effects of Non-Surgical Interventions	United States	Application	61/974,559
Methods and Compositions for Enhancing and Extending the Cosmetic Effects of Non-Surgical Interventions	Patent Co-operation Treaty	Application	PCT/US15/23183

Trademarks
Trademark	Country	Registration No.	Classes	Status

Visible Youth	United States	3139439	03	Granted/Registered
Visible Youth	Australia	768865	03, 05	Granted/Registered
Visible Youth	Canada	A393144	03, 05	Granted/Registered
Visible Youth	France	1590434	03, 05	Granted/Registered
Visible Youth	Japan	2457750	03	Granted/Registered
Visible Youth	Switzerland	508958	03, 05	Granted/Registered
Visible Youth	EU Community	002984367	03, 05	Granted/Registered
Visible Youth	PR China	12407092/12407091	03, 05	Application

Our trademarks registrations are granted for a specific period in each jurisdiction, and those registrations may be maintained indefinitely by renewing them periodically.  Generally, our trademark registrations are renewable every 5 to 10 years, depending on the particular jurisdiction.

Page | 7

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received a response from the purported requesting party, Glycobiocsiences Inc. (“Glcyobiosciences”) response, dated August 12, 2013, to its evidence.

The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobiosciences requested an oral hearing, which was held on June 25, 2014. On September 17, 2014 the Company was informed that the Canadian Intellectual Property Office issued a decision dated September 7, 2014 rejecting the Section 45 application and maintaining the Company’s Canadian trademark. On November 13, 2014 the Company was informed that the applicant has appealed this decision to the Federal Court of Canada. The Company filed a Notice of Appearance with the Federal Court of Canada on November 21, 2014 indicating that it intends to oppose this application. On January 20, 2015 the Company filed further evidence in the form of an affidavit with the Court. On April 20, 2015 the Company received a notice of Change of Solicitors from Glycobiosciences, the alleged requesting party. Glycobiosciences has not filed a response in a timely manner and on April 24, 2015 the Company filed a response requesting that the matter be dismissed for delay. On April 28, 2015 the Company was notified by the Federal Court that the alleged applicant will be required to bring a Motion requesting an extension of time to file a response. On July 8, 2015 the Federal Court issued a Notice of Status Review because more than 180 days have elapsed since the issuance of the Notice of Application. Accordingly, the Applicant now had until July 23, 2015, to serve and file representations stating the reasons why the proceeding should not be dismissed for delay. As of the date of this filing no response has been received  It is understood that the appeal process may take up to 12 months.

 In the course of preparing the  affidavit in the Section 45 proceedings  the Company discovered that Glycobiosciences has been offering for sale and selling “VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences  filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and alleged that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant  had until July 9. 2015 to file a reply. As of the date of this filing no reply has been received..  The Company intends to vigorously defend its Visible Youth trademark.

Clinical Results and Study Plans

A clinical evaluation of our Visible Youth Healing Complex indicates clear anti-aging efficacy.

The Visible Youth Healing Complex when subjected to further clinical evaluation in human subjects was found to:

-	Promote elasticity

-	Reduce the appearance of fine lines and wrinkles

-	Make pores appear smaller

-	Improve skin texture and moisture

-	Enhance evenness of skin

One hundred percent of the subjects tested responded with improvements in at least one or more skin-aging parameters. One hundred percent of the subjects felt that their skin showed improvements in fine lines/wrinkles, pore size, softness, smoothness, skin tightness, evenness, overall skin quality and healthiness.

Evaluations were conducted at Essex Testing Clinic, Inc, under the supervision of a Board-Certified Dermatologist.

We plan to undertake additional studies to support the marketing of the Visible Youth Consumer and Professional product lines;

We currently plan to undertake two marketing clinical studies on the first two Visible Youth products; namely, the Visible Youth Repairing Serum and the Visible Youth Hydrating Moisturizer. In the opinion of the board these further marketing studies will be necessary to obtain further funding on acceptable terms for further development of the Company’s remaining products and marketing materials and to further discussions with licensing and marketing partners.

Page | 8

To aid the licensing and marketing of the Healing Complex as the basis of skin resurfacing products we also plan a larger study on our Visible Youth Healing Complex for the professional market. The clinical evaluation will assist in establishing the credibility necessary to approach to physicians.  Additional studies are also planned for the Botox and cosmetic dermal fillers products.

Clinical studies typically involve 20-50 subjects using the product for between 8 – 14 weeks and take 3 – 4 months to the issue of the final report.

Government Approval of Principal Products

We are not required to obtain government approval of our products.

Effect of Existing Governmental Regulations on our Business

Our operations and products are subject to the United States Federal Food Drug and Cosmetic Act (the “FDNC”).  The FDNC is a set of laws passed by Congress giving authority to the United States Food and Drug Administration to oversee the safety of food, drugs, and cosmetics.  Generally, the FDNC prohibits the manufacture, labeling or introduction into interstate commerce of any cosmetic that is adulterated or misbranded. We are also subject to the Fair Packaging and Labelling Act (FPLA) which requires our products to bear a label on which there is a statement identifying the product, the name and place of business of the manufacturer or distributor and the net quantity of contents in terms of weight or measure.

 All cosmetic products placed on the UK/EU market must comply with Regulation (EC) n°1223/2009 the “Cosmetics Regulation”. The main objectives of this law are that products are safe and do not mislead the consumer in any way. This is not dissimilar to the FDCA and the Fair Packaging and Labelling Act (FPLA).All cosmetic products in Europe should be manufactured to the Cosmetics Good Manufacturing Practices ISO Standard 22716. This differs to the USA where the FDA outline manufacturing standards which are very similar to ISO 22716, but ISO certification is still voluntary. In Europe it is not voluntary, manufacturers must be ISO 22716 certified to manufacture cosmetic products for the European Market.

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

Our operations and products are also subject to similar rules in other jurisdictions.

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

Page | 9

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

Since Mid 2011 the product line has not been actively promoted in the United States with a sales force or advertisement, save for sampling and through our website, to professionals or consumers partly due to the lack of financial resources but also as the Company spent considerable time in attempting to complete unsuccessful private financing transactions to fund the DTC and Professional strategy and, then, during 2012 on a proposed merger with nutraceutical company Age Reversal Inc., who ultimately withdrew from the merger in January 2013. We have however continued to actively market the line in Canada, where we have our Corporate Office and our Chief Scientific Officer resides, and to market and sell product and to provide free samples to existing and potential customers and professionals in the USA and Canada who are highly supportive of the product range. Sales of the products have however continued to be very low primarily, we believe, due to the lack of marketing support, non attendance at trade shows and exhibitions and the absence of clinical studies on the key formulations, necessary to support marketing efforts. We have also been negatively impacted by the bankruptcy of our US fulfillment centre and have not had the financial resources to replace the fulfillment centre.

In February, 2013 the company changed its management responsibilities, subsequently restructured its balance sheet and refocused its activities on the re-launch of its products to the US consumer market. As part of our new strategy to be market driven  we decided to seek external professional help on our future marketing strategy as part of the Restructuring Plan. We  engaged a US based consultancy firm with a unique set of skills and extensive beauty industry experience and relationships to undertake an audit of the Visible Youth products and brand and to help reposition the brand and develop a strategy for its re-launch in the US and other markets, both as a consumer and professional brand. The principals of this firm have over 80 years of combined experience within the beauty and professional services businesses. They have independently created, launched and sold their brands to two Fortune 500 companies. They also have longstanding significant relationships with manufacturers, packaging companies, and retailers worldwide and we feel they are uniquely placed to support our brand development, distribution and fulfillment needs for access to the end consumer in the US. We have prepared a business and marketing plan to enable us to commence the next step of the exercise, namely a “refreshed design” and creative concepts, the creation of a retail plan and ultimately commercialization and re-launch. We also plan to undertake additional clinical studies to support the marketing campaign as further detailed in Clinical Results and Study Plans above. As part of this exercise we will also be seeking a new US fulfillment centre.

Additional funding will be required to implement the marketing plan and to conduct the clinical studies to support the marketing plan.  There can be no assurance that the Company will be able to secure the required additional funding on terms acceptable to the Company or at all.

Marketing Strategy and Distribution Methods

The Company’s overall marketing strategy is to continue to develop and market a full line of cosmeceutical products, the main active ingredients of which are HA and bioactive glass. All Visible Youth products are intended to be competitively priced in the mid- to upper-quadrant of high quality products and brands.

Direct to Consumer

We plan to take a lower cost and lower risk approach to the launch of our consumer products in the US by initially utilizing the services of established and proven beauty consultants and infrastructure, developing and forming our own organization and infrastructure as sales justify. Depending on the US marketing partner selected for the US professional market, described further below, we may consider also licensing the US consumer products if in the opinion of the board this would be beneficial based on cost and time to market.

We may also first launch the product range in Europe, given the ready availability of premium cosmetic formulation, branding and contract manufacturing, prior to transitioning the product to the US market.

Page | 10

We intend to market our products in the US directly ourselves or via a US marketing partner to the consumer through a combination of major prestige beauty and grooming retailers, home shopping and on-line retail. We plan to focus on prestige beauty retailers who want to expand and stock the best, most innovative and differentiated yet simple anti-aging products on the market. Our target consumers are young women and men ages 25-35 who are becoming educated about the onset of ageing and medium to older consumers ages 35 – 65 who are concerned with anti-aging treatments and are versed consumers in beauty treatments and devices. We will focus initially on two major players in the Major Retailer Sector.  For example, we may target Sephora and Nordstrom's who represent premium beauty merchant channels. We also believe that Home Shopping could be a major venue for our products. Home shopping, also known as e-commerce, commonly refers to the electronic retailing/home shopping channels industry, which includes such billion dollar television-based and e-commerce companies as QVC, HSN, and other Television based shopping channels. QVC for example reaches 250 million homes and had online sales in 2012 of $9 billion. We also plan to make use of new communication methods such as blogs, web-based social networks (Facebook, Twitter, You Tube), email, etc., to introduce, and seek to acquire customers for Visible Youth On-Line sales. This will require significant modification to the current Visible Youth web-site to take account of the new branding and the most up-to-date web-site design and functionality (www.visibleyouth.com). On-Line sales have the potential to be a significant revenue stream. We also plan to focus on cost effective marketing campaigns to support the brand through fashion magazines, Blogs and On-Line forums and to identify “brand representatives” within beauty and fashion who could act as spokespeople for the brand.

We plan to launch the Visible Youth brand directly to consumers initially with six products; Visible Youth Repairing Serum, Visible Youth Corrective Eye Serum, Visible Youth Hydrating Moisturizer, Visible Youth Revitalizing Cleanser, Visible Youth Night Repair Complex, and Visible Youth Daily Moisturizer with SPF. The first four products are reformulations of our existing products designed originally for the professional market and the Visible Youth Night Repair Complex and Visible Youth Daily Moisturizer will be new formulations. We would anticipate launching two to three additional Visible Youth formulations per year after the re-launch of the Visible Youth Brand Professional Markets.

Management is currently seeking additional financing to reformulate the first two Visible Youth products; namely, the Visible Youth Repairing Serum and the Visible Youth  Hydrating Moisturizer, and undertake two marketing clinical studies on these products. . In the opinion of the board these further marketing studies will be necessary to obtain further funding on acceptable terms for further development of the Company’s remaining products and marketing materials and to further discussions with licensing and marketing partners.

Professional

We plan to seek a US marketing partner, already established in the professional channel to market Visible Youth Healing Complex and Visible Youth Healing Complex plus 3% Lidocaine to skin care professionals, such as physicians and aestheticians. The line may include reformulated versions of the Skin Formula, Eye Zone Gel and Moisturizer, all of which would be marketed under the Visible Youth “Professional” brand or a marketing partners own brand. We are also currently seeking development and marketing partners for our development products utilizing HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. Additional applications may include the alleviation of symptoms of rosacea such as redness, dryness and itchiness. These products are expected to be marketed under the Visible Youth “Professional” brand.

To aid the licensing and marketing of the Healing Complex as the basis of skin resurfacing products, we believe that we will need to complete a limited clinical evaluation. The clinical evaluation will assist in establishing the credibility necessary to approach to physicians.  It is anticipated that marketing partners initial direct dispense efforts will be the aesthetics practices of dermatologists who are familiar with Solaraze, the prescription dermatology product that utilizes the same fraction of hyaluronan as Visible Youth, to deliver its active ingredient to the dermis. Additional studies are also planned for the Botox and cosmetic dermal fillers products.

International

We plan to seek a development and marketing partner or partners for the Visible Youth Consumer and Professional products in Europe and the Rest of the World.

We have engaged business development professionals to help us identify and contact potential partners in the US for our Professional range and in Europe for Consumer and Professional. We are currently in early stage discussions with several potential European and Far Eastern partners. The primary focus short term remains on the US consumer re-launch. We may however first launch the product range in Europe, given the ready availability of premium cosmetic formulation, branding and contract manufacturing, prior to transitioning the product to the US market.

Page | 11

Raw Materials and Suppliers

Hyaluronan or Hyaluronic Acid (“HA”) and bio-active glass are the primary “active” ingredients in our products.

The other ingredients in our current products are standard ingredients for cosmetic products that are readily available in the cosmetic industry.
Many forms of HA are available. The Visible Youth skin care line only utilizes high purity, medical-grade HA of specific molecular size to deliver hydration to the skin. We believe that our combination of grade, purity and molecular size provides optimum hydration and dermal delivery.  This is in contrast to most other cosmetics which utilise cosmetic grade HA.

HA comes from a number of sources. Two of the most popular are extraction from rooster combs and bacterial fermentation. We prefer bacterial fermentation as the source of our HA. Accordingly, we seek to acquire our HA from manufacturers that produce HA using a bacterial fermentation process. Not all HA manufacturers produce product to our specifications. Accordingly, we acquire our HA from manufacturers who produce HA to our specifications.

Kyowa Hakko, our historic supplier of Hyaluronan has informed the Company that it is no longer able to supply HA. We have identified and tested six alternative sources of HA which meet our specifications, and have selected our two preferred candidates for further testing and evaluation. We intend to qualify two alternative sources of HA for our future products.

Vitryxx/HA Bio-active Glass Serum is a new, effective and easy-to-formulate anti-aging ingredient for use in a wide variety of personal care products. It is based on a proprietary formulation of Hyaluronic Acid and bioactive glass in a serum, developed by Enhance Skin Products Inc.  . This unique formulation has been designed to deliver both the product benefits of Hyaluronic Acid and Bioactive Glass Powder as well as provide additional advantages from the combination of both materials. Bioactive glass has been reported to have strong anti-inflammatory activity. Hyaluronan, also has strong anti-inflammatory activity, and we thus believe should provide synergistic benefits to the bioactive glass.

The Company is also evaluating other patented bio-active glass combinations which in combination with hyaluronan may have enhanced healing properties.

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

Page | 12

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We do not own any real property.  Our principal executive offices are located at 50 West Liberty Street, Suite 880, Reno NV 89501.

ITEM 3.  LEGAL PROCEEDINGS.

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received of the response of the purported requesting party, Glycobiocsiences Inc. (“Glcycobiosciences”) response, dated August 12, 2013, to its evidence.  The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobiosciences requested an oral hearing, which was held on June 25, 2014. On September 17, 2014 the Company was informed that the Canadian Intellectual Property Office issued a decision dated September 7, 2014 rejecting the Section 45 application and maintaining the Company’s Canadian trademark. On November 13, 2014 the Company was informed that the applicant has appealed this decision to the Federal Court of Canada. The Company filed a Notice of Appearance with the Federal Court of Canada on November 21, 2014 indicating that it intends to oppose this application. On January 20, 2015 the Company filed further evidence in the form of an affidavit with the Court. On April 20, 2015 the Company received a notice of Change of Solicitors from Glycobiosciences, the alleged requesting party. Glycobiosciences has not filed a response in a timely manner and on April 24, 2015 the Company filed a response requesting that the matter be dismissed for delay. On April 28, 2015 the Company was notified by the Federal Court that the alleged applicant will be required to bring a Motion requesting an extension of time to file a response.  On July 8, 2015 the Federal Court issued a Notice of Status Review because more than 180 days have elapsed since the issuance of the Notice of Application. Accordingly, the Applicant  had until July 23, 2015, to serve and file representations stating the reasons why the proceeding should not be dismissed for delay. As of the date of this filing no reply has been received. It is understood that the appeal process may take up to 12 months.

In the course of preparing the affidavit in the Section 45 proceedings,   the Company discovered that Glycobiosciences has been offering for sale and selling "VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public.The Company also discovered that on December 20, 2012, Glycobiosciences  filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. . On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and allege that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant  had until July 9. 2015 to file a reply. As of the date of this filing no reply has been received.The Company intends to vigorously defend its Visible Youth trademark.

Page | 13

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed for quotation on the OTC Pink Market under the symbol “EHSK”.  During 2013 and until August 30, 2014, the Company’s common stock was listed for quotation on the OTCQB Market.  The Company’s common stock is thinly traded, and transactions in that stock are infrequent and sporadic.  No established trading market exists for the Company’s common stock.

The following table specifies the high and low bid quotations for the Company’s common stock for the periods indicated.  These quotationsindicate prices among securities dealers, do not include retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

Period	High	Low

Quarter ended April 30, 2015	$.060	$.010
Quarter ended January 31, 2015	$.020	$.010
Quarter ended October 31, 2014	$.015	$.010
Quarter ended July 31, 2014	$.020	$.010
Quarter ended April 30, 2014	$.050	$.010
Quarter ended January 31, 2014	$.020	$.010
Quarter ended October 31, 2013	$.010	$.010
Quarter ended July 31, 2013	$.010	$.010

Shares of our common stock are issued in registered form.  Globex Transfer, LLC. 789 Deltona Blvd., Deltona, FL, 32725 (Telephone: (386) 206-1133; Facsimile: (386) 278-3124) is the registrar and transfer agent for our common shares. On April 30, 2015 we had 101,017,882 shares outstanding.

As of April 30, 2015, the approximate number of holders of our common stock is 31.

Page | 14

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

Pursuant to a settlement agreement with Heenan Blakie effective April 30, 2013, which was attached as  Exhibit 99.1 to the Company’s annual report on Form 10-K for the period ending April 30, 2013, the Company issued 1,441,242 common shares of the Company pursuant to Regulation S of the Securities Act.

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

Page | 15

Effective January 6, 2014, the Company entered into a consulting agreement with Nolex LLC for the provision of business development services. As consideration for these services the Company is obligated to pay Nolex LLC a fixed fee of $40,000 payable within 30 days of the Company raising aggregate funding of $250,000 and an additional fee of up to $8,000 for additional work done with the prior agreement of the Company payable upon the Company raising aggregate funding of $500,000. Nolex LLC shall have the option of requiring the Company to satisfy $20,000 of these amounts by issuing 2,500,000 shares within 30 days of providing the Phase I Report provided for in the agreement.  The Company has the option to satisfy $20,000 of these amounts by issuing 2,500,000 shares of its common stock provided Nolex has not previously exercised the option to have shares issued to it. Effective April 30, 2015 the Company entered into an amendment to the consulting agreement with Nolex LLC for the provision of business development services. Under the amendment the Company’s  obligation to pay Nolex LLC a fixed fee of $40,000 was reduced to $10,000  payable 270 days from April 30, 2015 or within 30 days of the Company raising aggregate funding of $250,000, if earlier. Nolex LLC shall have the option of requiring the Company to satisfy $10,000 of these amounts by issuing 1,250,000 shares from April 30, 2015.  The Company has the option to satisfy $10,000 of these amounts by issuing 1,250,000 shares of its common stock provided Nolex has not previously exercised the option to have shares issued to it.

On January 21, 2014, the Company entered into an agreement with Beauty Scouts, LLC for the provision of certain marketing advice and services.  As consideration for these services, the Company agreed to pay a fixed element of $12,000 and an additional variable element of up to $6,000 by agreement.  The fixed element is payable in cash within 30 days of the Company raising aggregate funding of $250,000. In addition, the Company has the option, on certain conditions, to satisfy $6,000 of the fixed element by issuing 750,000 of its common shares. The Company exercised its option and instructed its transfer agent to issue 750,000 shares to Beauty Scouts and the Company issued these shares in May 2014. The sale of these securities was made in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

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

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.  The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the period the Company has continued prosecution and protection of its patent and trademark portfolio. In April 2015, the Company received Notice of Allowability for its base patent in Japan and on May 5, 2015 the Company announced the acceptance by the US Patent and Trademark Office of a new patent application for the use of HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. Additional applications may include the alleviation of symptoms of rosacea such as redness, dryness and itchiness. An international application under the Patent Cooperation Treaty has also been accepted.

Page | 16

In addition, discussions have continued with potential marketing and licensing partners for the US and Europe in respect of our Visible Youth professional and consumer products. During the period we have also continued discussions with potential formulation and manufacturing partners with a view to being in a position to commence reformulation, start pilot manufacture and undertake two further marketing clinical studies for our Visible Youth Repairing Serum and our Visible Youth  Hydrating Moisturizer as soon as resources are available. It is expected that study results could be available approximately six months after funding is obtained. In the opinion of the board these further marketing studies will be necessary to obtain further funding on acceptable terms for further development of the Company’s remaining products and marketing materials and to further discussions with licensing and marketing partners.

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

Balance sheet – April 30, 2015

Cash

At April 30, 2015 the Company had $1,582 of cash on hand, an increase of $446 from the April 30, 2014 balance of $1,136, mainly because of advances from a related party.

Accounts payable and accrued liabilities

At April 30, 2015 accounts payable and accrued liabilities was $235,801, an increase of $5,698 from the April 30, 2014 balance of $230,103. The increase represented accruals pursuant to various consulting agreements for the provision of services principally in respect of patents and trademarks.

Advances from related parties (including advances from related parties convertible into shares)

At April 30, 2015 advances from related parties including convertible into shares was $270,906, an increase of $54,708 from the April 30, 2014 balance of $216,198.  The increase represents additional advances from related parties during the year ended April 30, 2015 to meet the working capital requirements of the Company.

Common Stock

At April 30, 2015, there were 101,017,882 shares of common stock issued and outstanding as compared to common stock 100,267,882 as at April 30, 2014.  The increase represents issuance of 75,000 common stock during the year ended April 30, 2015 as described in Part II - ITEM 5.  ; Recent Sales of Unregistered  Securities

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada.  In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations.  This translation adjustment is maintained in the consolidated statement of stockholders’ equity.  The balance at April 30, 2015 was $(939), a decrease of $318 from the April 30, 2014 balance of $(1,257).

Statement of Operations – April 30, 2015

Sales

Sales for the year ended April 30, 2015 were $730 compared to the previous year of $1,081. Management is currently seeking additional financing to reformulate the first two Visible Youth products; namely, the Visible Youth Repairing Serum and the Visible Youth  Hydrating Moisturizer, and undertake two marketing clinical studies on these products, to pay on-going patent costs and to provide working capital. Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers.

Page | 17

Operating Expenses

Our operating expenses are classified primarily into the following categories.

General & administrative.

General & administrative expenses incurred for year ended April 30, 2015 were $21,159 compared to the $41,034 incurred in the year ended April 30, 2014.  The decrease is mainly due to recording of directors’ expenses of $14,096 during the year ended April 30, 2014. No similar director’s expenses were recorded during the current year ended April 30, 2015.

Interest expense.

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.

Legal and professional fees.

Legal and professional fees for the year ended April 30, 2015 were $69,570 compared to $225,972 incurred for the year ended April 30, 2014, respectively.  The decrease is mainly due to a fall in patent costs as a number of the Company’s patent applications have now been granted and a fall in professional costs associated with the development of the company’s consumer marketing plan and certain formulation testing costs.

Other income.

Other income represents a reduction in the Company’s obligations in respect of consultancy services provided pursuant to an amendment agreement with Nolex LLC effective April 30, 2015 as further described in Recent Sales of Unregistered Securities above.

Liquidity and Capital Resources

At April 30, 2015, the Company had a working capital deficit of $578,832 compared to a working capital deficit of $518,872 at the year ended April 30, 2014. The increase in working capital deficit is due entirely to the continued losses of the Company.

At April 30, 2015 the total assets were $1,582 as compared to the total assets $1,136 at April 30, 2014. The decrease is due to decrease in cash balance.

Financing

During the year ended April 30, 2015, the Company continued to rely on advances from the CEO and related parties.

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

Page | 18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEALE AND BEERS, CPAs
PCAOB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enhance Skin Products, Inc.

We have audited the accompanying balance sheets of Enhance Skin Products, Inc. as of April 30, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2015.  Enhance Skin Product, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Product, Inc. as of April 30, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has minimal revenues, has negative working capital at April 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
July 23, 2015

Page | 19

ENHANCE SKIN PRODUCTS INC.
CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2015 AND 2014
(Expressed in United States Dollars)

	2015	2014
	$	$
ASSETS
Cash	1,582	1,136
Total assets	1,582	1,136

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	235,801	230,103
Accounts payable to a related party (Note 5)	457	457
Accounts payable to related parties convertible into shares (Note 5)	73,250	73,250
Advances from a related party (Note 5)	96,489	96,489
Advances from a related party convertible into shares (Note 5)	174,417	119,709
Total current liabilities	580,414	520,008
Total liabilities	580,414	520,008

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of April 30, 2015 (April 30, 2014: 300,000,000 common shares) - (Note 6)
Issued and outstanding 101,017,881 common shares as of April 30, 2015 (April 30, 2014: 100,267,881 common shares) - (Note 6)	101,017	100,267
Shares to be issued (Note 6)	—	750
Additional paid-in capital	1,797,671	1,742,963
Accumulated other comprehensive loss	(939)	(1,257)
Accumulated deficit	(2,476,581)	(2,361,595)
Total stockholders' deficit	(578,832)	(518,872)
Total liabilities and stockholders' deficit	1,582	1,136

See accompanying notes

Page | 20

ENHANCE SKIN PRODUCTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED APRIL 30, 2015 AND 2014
(Expressed in United States Dollars)

	2015	2014
	$	$

SALES	730	1,081

EXPENSES
General and administrative	21,159	41,034
Legal and professional fees	69,570	225,972
Marketing	279	—
Total operating expenses	91,008	267,006

Interest expense (Note 8)	54,708	29,613
Other income (Note 9)	(30,000)	—

Net loss for the year before income taxes	(114,986)	(295,538)

Income taxes	—	—
Net loss for the year	(114,986)	(295,538)

Foreign currency translation adjustment	318	2,312
Comprehensive loss for the year	(114,668)	(293,226)

Loss per share, basic and diluted	(0.0011)	(0.0034)

Weighted average number of
common shares outstanding	101,017,881	85,211,460

See accompanying notes

Page | 21

ENHANCE SKIN PRODUCTS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED APRIL 30, 2015 and 2014
(Expressed in United States Dollars)

	Common stock		Shares	Additional	Accumulated
	Shares	Amount	to be issued	paid-in	other	Accumulated	Total
			Amount	capital	compreshensive	deficit
					loss
		$	$	$	$	$	$
As at April 30, 2013	55,250,000	55,250	27,215	1,637,118	(3,569)	(2,066,057)	(350,043)

Issuance of shares (Note 6)	45,017,881	45,017	(27,215)	70,982	—	—	88,784

Shares to be issued (Note 6)	—	—	750	5,250	—	—	6,000

Beneficial conversion feature (Note 8)	—	—	—	29,613	—	—	29,613

Foreign currency translation	—	—	—	—	2,312	—	2,312

Net loss for the year	—	—	—	—	—	(295,538)	(295,538)

As at April 30, 2014	100,267,881	100,267	750	1,742,963	(1,257)	(2,361,595)	(518,872)

Issuance of shares	750,000	750	(750)	—	—	—	—

Beneficial conversion feature (Note 8)	—	—	—	54,708	—	—	54,708

Foreign currency translation	—	—	—	—	318	—	318

Net loss for the year	—	—	—	—	—	(114,986)	(114,986)

As at April 30, 2015	101,017,881	101,017	—	1,797,671	(939)	(2,476,581)	(578,832)

See accompanying notes

Page | 22

ENHANCE SKIN PRODUCTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2015 and 2014
(Expressed in United States Dollars)

	2015	2014
	$	$

OPERATING ACTIVITIES
Net loss for the year	(114,986)	(295,538)
Interest expense	54,708	29,613
Other income	(30,000)	—
Stock issued for services	—	32,096
Net change in non-cash working capital balances:
Accounts receivable	—	2,577
Prepayments	—	1,100
Accounts payable and accrued liabilities	35,698	115,173
Accounts payable to a related party	—	3,070
Cash used in operating activities	(54,580)	(111,909)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	12,500
Advances from a related party	54,708	67,367
Cash provided by financing activities	54,708	79,867

Net increase (decrease) in cash during the year	128	(32,042)
Effect of foreign currency translation	318	2,312
Cash, beginning of the period	1,136	30,866
Cash, end of year	1,582	1,136

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—
Reversal of a liability recorded as other income	30,000	—

See accompanying notes

Page | 23

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At April 30, 2015 the Company had a cash balance of $1,582 compared to a cash balance of $1,136 at April 30, 2014.

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

Page | 24

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION
The Company’s revenue is generated primarily from the sale of its line of skin care products. The Company recognizes product sales generally at the time the product is shipped. In certain instances the Company recognizes revenue on a C.O.D. basis. Concurrent with the recognition of revenue, the Company is determining a suitable provision for the estimated cost of product returns. Once this provision is determined revenue will be reduced for estimated product returns. However, as of April 30, 2015 there have been no product returns. Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized. Shipping and handling charges to the customer are included in revenue and the associated costs are included in cost of goods sold. Although the Company has written down the inventory to nil as the value of the inventory is considered to be impaired due to lack of significant sales the products are still available for sale on the Company’s web site.

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

PRODUCT DEVELOPMENT COSTS
Product development costs are expensed as incurred. Product development expenses were nil for the years ended April 30, 2015 and 2014.

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

Page | 25

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 3.   RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists,” which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance will be effective for the Company beginning October 1, 2014. The Company is currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity’’, which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

NOTE 4.   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at April 30, 2015 the Company has a working capital deficit of $578,832 and accumulated deficit of $2,476,581. The Company has relied on advances from its former CEO, director, Mercuriali Ltd  and a related party to meet the working capital requirements.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the Company’s successful efforts to obtain and continue to obtain additional funding to reposition and re-launch its product line and generate sales and then attain profitable operations.

Page | 26

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 4.   GOING CONCERN (continued)

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. See Note 10; Subsequent Events.

Additional financing will be required to reformulate the first two Visible Youth products; namely, the Visible Youth Repairing Serum and the Visible Youth  Hydrating Moisturizer, and undertake two marketing clinical studies on these products, to pay on-going patent costs and to provide working capital prior to spending further sums on the further development of the remaining products and marketing materials. In the opinion of the board these marketing studies will be necessary to obtain further funding on acceptable terms and to further discussions with licensing partners.  Further funding will be required to reformulate the remaining Visible Youth products, design and implement the consumer rebranding, manufacture prototypes, design and implement e-Commerce platforms, undertake additional marketing clinical studies, pay on-going patent costs and to provide working capital prior to market launch.

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

Management is consequently pursuing a number of funding structures including debt and equity finance, asset sales, licensing and partnering activities and may issue further Convertible Promissory Notes. There can be no assurances, however, that management’s efforts to obtain additional funding and licensing or marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

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

Page | 27

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of balances due to related parties are as follows:

	April 30,	April 30,
	2015	2014
	$	$

- Unreimbursed expenses	457	457
Accounts payable to a related party	457	457

- Unpaid remuneration	40,062	40,062
- Balances owing to Mercuriali Ltd.	33,188	33,188
- Unreimbursed expenses	—	—
Accounts payable to related parties convertible into shares	73,250	73,250

Advances from a related party	96,489	96,489

Advances from a related party convertible into shares	174,417	119,709

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

Page | 28

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 5.   RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at April 30, 2015, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of April 30, 2015 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall  convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

ADVANCES FROM A RELATED PARTY

As of April 30, 2015, the Company owes $96,489 (2014 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013.  This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

Page | 29

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013.   As at April 30, 2015, Mercuriali has advanced a total of $174,417 to the Company pursuant to the Loan Agreement (2014 - $119,709).  Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000.  The Company completed the Restructuring Plan during the year ended April 30, 2013.  The Advances are secured on all of the assets of the Company and do not bear interest.

NOTE 6.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at April 30, 2015, the Company has 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are non cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

On July 3, 2015, the Company’s Board of Directors unanimously approved the amendment to Articles of Incorporation (the "Articles of Amendment") to increase authorized stock from 300,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001 per share. Subsequent to the approval of the amendment by the Board of Directors,, on July 3, 2015, the holders of the majority of the outstanding shares of common stock of the Company provided written consent to the Articles of Amendment. A Preliminary Information Statement was filed with the SEC on July 7, 2015. The Definitive Information Statement was filed with the SEC on July 20, 2015. We will not file the Articles of Amendment to our Articles of Incorporation until at least 20 days after the filing and mailing of this Information Statement in definitive form. We anticipate that the definitive Information Statement will be mailed on or about July 28, 2015 to all stockholders of record as of the record date. We anticipate that the Articles of Amendment to our Articles of Incorporation will be filed with the Nevada Secretary of State, and will become effective, on or about August 18, 2015.

COMMON SHARES - ISSUED AND OUTSTANDING

On June 12, 2013 the Company issued 375,000 common shares to Crisnic in consideration for Crisnic releasing the Company from all claims, debts and obligations including without limitation expenses of $5,600 owing to Crisnic under an Indirect Primary Offering Agreement with the Company pursuant to a Settlement Agreement and Release with Crisnic Fund S.A. (“Crisnic”), which was finalized during the year ended April 30, 2013.

On June 12, 2013 the Company issued 1,441,242 common shares pursuant to a settlement agreement with Heenan Blakie, which was finalized during the year ended April 30, 2013.

On June 12, 2013 the Company issued 2,312,533 common shares pursuant to a settlement agreement with Stepp Law Corporation, which was finalized during the year ended April 30, 2013.

On June 12, 2013 the Company issued 23,085,772 common shares to Dr Asculai pursuant to a loan agreement entered into between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013.

On June 12, 2013 the Company issued  1,500,000 common shares valued at $0.008 per share pursuant to a service agreement with Beauty Scouts, LLC (“Beauty Scouts”) entered on May 24, 2013.

Page | 30

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 6.   STOCKHOLDERS' DEFICIT (Continued)

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

As at April 30, 2015 there were 101,017,881 shares of common stock issued out of the authorized 300,000,000 common shares.

NOTE 7.   INCOME TAXES

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

At April 30, 2015, the Company had unused net operating loss carryovers of approximately $2,476,581 (2014: $2,331,982).  These losses are available to offset taxable income and will expire between 2027 and 2033. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States federal corporate income tax rate of 39% (2014 – 39%) to the net loss before provision for income taxes for the following reasons:

	April 30	April 30
	2015	2014

Income tax benefit at statutory rate	$44,845	$103,710
Valuation analysis	(44,845)	(103,710)
Income tax benefit per books	$-	$-

Page | 31

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2015

NOTE 7.   INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of:

	April 30	April 30
	2015	2014

NOL carryover	$954,318	$909,473
Valuation allowance	(954,318)	(909,473)
Net deferred tax asset	$-	$-

NOTE 8.   INTEREST EXPENSE

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.

NOTE 9.   OTHER INCOME

Other income represents a reduction in the Company’s obligations in respect of consultancy services provided pursuant to an amendment agreement with Nolex LLC effective April 30, 2015 as further described in Recent Sales of Unregistered Securities above.

NOTE 10.   SUBSEQUENT EVENTS

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. The foregoing is only a brief description of the material terms of the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the Note which is filed as an exhibit to the Company’s Current Report on Form 8-k filed on June 24, 2015.

 On July 3, 2015, the Company’s Board of Directors unanimously approved the amendment to Articles of Incorporation (the "Articles of Amendment") to increase authorized stock from 300,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001 per share. Subsequent to the approval of the amendment by the Board of Directors, on July 3, 2015, the holders of the majority of the outstanding shares of common stock of the Company provided written consent to the Articles of Amendment. A Preliminary Information Statement was filed with the SEC on July 7, 2015. The Definitive Information Statement was filed with the SEC on July 20, 2015. We will not file the Articles of Amendment to our Articles of Incorporation until at least 20 days after the filing and mailing of this Information Statement in definitive form. We anticipate that the definitive Information Statement will be mailed on or about July 28, 2015 to all stockholders of record as of the record date. We anticipate that the Articles of Amendment to our Articles of Incorporation will be filed with the Nevada Secretary of State, and will become effective, on or about August 18, 2015.

The Company’s management has evaluated subsequent events through the filing date of these consolidated financial statements and has determined that there are no other material subsequent events to report.

Page | 32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the year covered by this report, being April 30, 2015.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).    Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2015.   Management identified significant deficiencies in internal control over financial reporting.

Page | 33

ITEM 9A.  CONTROLS AND PROCEDURES (continued)

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

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified.  The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.  Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Donald Nicholson	57	President and Chief Executive Officer and Director(1)	Director since February 6, 2009 Officer since February 13, 2013

Frode Botnevik	68	Director	August 30, 2008

Samuel Asculai, Ph.D.	73	Chief Scientific Offer and Director(1)	August 30, 2008

Drasko Puseljic	47	General Counsel	March 5, 2013

Page | 34

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

Page | 35

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  During the fiscal year ended April 30, 2015, to the best of our knowledge, none of our directors, executive officers, or beneficial owners of 10% or more of our issued and outstanding common stock filed any such form late.

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

Page | 36

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Corporate Governance

Director Independence

Frode Botnevik is an independent director.

Nominating Committee

We do not have a nominating committee or nominating committee charter.  Our directors perform the functions associated with a nominating committee.  We have decided to not have a nominating committee, considering the nature of our operations.

Director Nomination Procedures

Nominees for directors are identified and suggested by the members of our Board of Directors (the “Board”) or management.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

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

Page | 37

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Page | 38

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

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	All Other Compensation	Total

Donald Nicholson CEO	2014-2015	-	-	-	-
	2013-2014	-	-	-	-

Samuel Asculai CSO	2014-2015	-	-	-	-
	2013-2014	-	-	-	-

Drasko Puseljic GC	2014-2015	-	-	-	-
	2013-2014	-	-	-	-

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

Page | 39

ITEM 11.  EXECUTIVE COMPENSATION. (continued)

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2015, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

DIRECTOR COMPENSATION

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended April 30, 2015.

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

Page | 40

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
Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class

Biostrategies Consulting Group Inc(2)	8,015,834	7.9%
Samuel Asculai, Ph.D.(3)	32,419,105	32.1%
Frode Botnevik(4)	3,324,468	3.3
Mercuriali Ltd.(5)	9,000,000	8.9
Donald Nicholson(6)	9,000,000	8.9%
Drasko Puseljic	9,166,666	9.1
Directors and executive officers as a group (7 persons)	53,910,239	53.4%

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of April 30, 2015, the Company owes $96,489 (2014 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current CSO and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013.  This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.

As at April 30, 2015, Mercuriali has advanced a total of $174,417 to the Company pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd dated March 4, 2013 (2014 - $119,709).  Mercuriali Ltd. is a company solely owned by Donald Nicholson the Company’s CEO and CFO.  In addition, as of April 30, 2015 and April 30, 2014 the Company owes Mercuriali $33,188 included in Accounts Payable. Mercuriali Ltd. shall  convert the amounts owed to it under the Loan Agreement and Accounts Payable into common shares of the Company at a conversion price of $0.00376 per share upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000,.  The Company completed the Restructuring Plan during the year ended April 30, 2013.

The advances and payables due to Dr. Asculai and Mercuriali Ltd are secured by the assets of the Company, and do not bear interest.

Page | 41

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
	Financial Year Ended
	2015	2014

Audit fees	$14,500	$14,500
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,500	$14,500

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

Page | 42

ITEM 15.  EXHIBITS

(a)  Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description
31.1	Certification of CEO Pursuant TO 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of July, 2015.

ENHANCE SKIN PRODUCTS INC.

Date: July 24 , 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer, Principal Executive Officer and Director

/s/ Samuel Asculai
Name: Samuel Asculai
Title: CSO and Director

/s/ Frode Botnevik
Name: Frode Botnevik
Title: Director

Page | 43