Form 10-Q
period 2015-07-31
Enhance Skin Products Inc
filed 2015-08-28
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Number of shares outstanding of the registrant's class of common stock as of August 27, 2015: 104,955,382.

Page | 1

ENHANCE SKIN PRODUCTS INC.

Page | 2

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

Page | 3

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT JULY 31, 2015 (UNAUDITED) AND APRIL 30, 2015 (AUDITED)
(Expressed in United States Dollar)

	July 31, 2015	April 30, 2015
	$	$
ASSETS
Cash	19,797	1,582
Total assets	19,797	1,582

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	231,417	235,801
Accounts payable to a related party (Note 4)	457	457
Accounts payable to related parties convertible into shares (Note 4)	73,250	73,250
Advances from a related party (Note 4)	96,489	96,489
Advances from a related party convertible into shares (Note 4)	176,600	174,417
Convertible promissory note (Note 5)	18,106	—
Total current liabilities	596,319	580,414
Total liabilities	596,319	580,414

Stockholders' deficit
Authorized:
300,000,000 common shares par value $0.001 as of July 31, 2015 (April 30, 2015: 300,000,000 common shares) - (Note 6)
Issued and outstanding 101,017,881 common shares as of July 31, 2015 (April 30, 2015: 101,017,881 common shares) - (Note 6)	101,017	101,017
Additional paid-in capital	1,829,303	1,797,671
Accumulated other comprehensive loss	(1,688)	(939)
Accumulated deficit	(2,505,154)	(2,476,581)
Total stockholders' deficit	(576,522)	(578,832)
Total liabilities and stockholders' deficit	19,797	1,582

See accompanying notes

Page | 4

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014 (UNAUDITED)
(Expressed in United States Dollar)

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2015	2014
	$	$

SALES	155	369

EXPENSES
General and administrative	4,287	3,613
Legal and professional fees	17,298	17,029
Marketing	—	279
Total operating expenses	21,585	20,921

Interest expense (Note 7)	7,143	21,300
Net loss for the period before income taxes	(28,573)	(41,852)

Income taxes	—	—
Net loss for the period	(28,573)	(41,852)

Foreign currency translation adjustment	(749)	51
Comprehensive loss	(29,322)	(41,801)

Loss per share, basic and diluted	(0.0003)	(0.0004)

Weighted average number of
common shares outstanding	101,017,881	101,017,881

See accompanying notes

Page | 5

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014 (UNAUDITED)
(Expressed in United States Dollar)

	Three Months	Three Months
	Ended July 31,	Ended July 31,
	2015	2014
	$	$

OPERATING ACTIVITIES
Net loss for the period	(28,573)	(41,852)
Interest expense	7,143	21,300
Net change in non-cash working capital balances:
Prepayments	—	(1,730)
Accounts payable and accrued liabilities	(4,789)	4,254
Cash used in operating activities	(26,219)	(18,028)

FINANCING ACTIVITIES
Proceeds from issuance of promissory convertible note	43,000	—
Advances from a related party	2,183	21,300
Cash provided by financing activities	45,183	21,300

Net increase (decrease) in cash during the period	18,964	3,272
Effect of foreign currency translation	(749)	51
Cash, beginning of the period	1,582	1,136
Cash, end of period	19,797	4,459

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

Page | 6

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 2015 and 2014, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2015 and 2014 audited financial statements. The results of operations for the period ended July 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3.   GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2015 the Company has a working capital deficit of $576,522 and accumulated deficit of $2,505,154. Prior to June 19, 2015 the Company has relied on advances from its former CEO, director, Mercuriali Ltd and a related party to meet the working capital requirements. On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum.

Page | 7

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 3.   GOING CONCERN (continued)

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the Company’s successful efforts to obtain and continue to obtain additional funding to reposition and re-launch its product line and generate sales and then attain profitable operations.

Additional financing will be required to reformulate the Visible Youth initial launch products, to commence the design work for the consumer rebranding, to manufacture prototypes, pay on-going patent costs and to provide working capital prior to spending further sums to undertake marketing clinical studies on the Visible Youth Repairing Serum and the Visible Youth Hydrating Moisturizer. In the opinion of the board these marketing studies will be necessary to obtain further funding on acceptable terms and to further discussions with licensing partners.  Further funding will also be required to fully implement the consumer rebranding, design and implement e-Commerce platforms, undertake any additional marketing clinical studies, pay on-going patent costs and to provide working capital prior to market launch.

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

We have engaged US and European based consultancy firms with a unique set of skills and extensive beauty industry experience and relationships to help reposition the brand and to help implement our strategy for its launch in the US, Europe and other markets. We have also engaged Business Development consultants to help seek licensing and marketing partners for the Company’s consumer and professional products both within the USA and Europe.

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

Page | 8

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	July 31,	April 30,
	2015	2015
	$	$

Unreimbursed expenses	457	457
Accounts payable to a related party	457	457

Unpaid remuneration	40,062	40,062
Balances owing to Mercuriali Ltd.	33,188	33,188
Accounts payable to related parties convertible into shares	73,250	73,250

Advances from a related party	96,489	96,489

Advances from a related party convertible into shares	176,600	174,417

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

ACCOUNTS PAYABLE TO RELATED PARTIES CONVERTIBLE INTO SHARES:

The outstanding balance comprise of unpaid remuneration to a related party and a balance owing to Mercuriali Ltd as detailed below:

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. is 100% privately owned by Dr. Samuel Asculai the CEO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. No such expenses have been accrued by the company since May 31, 2102 as they have been waived by Mr. Puseljic.  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.  Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at July 31, 2015,

Page | 9

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

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

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the "Settlement Agreement") with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place.  Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid.  Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent.  Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of July 31, 2015 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company.  Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share.

ADVANCES FROM A RELATED PARTY

As of July 31, 2015, the Company owes $96,489 (April 30, 2015 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013.  This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013.   As at July 31, 2015, Mercuriali has advanced a total of $176,600 (April 30, 2015 - $174,417) to the Company pursuant to the Loan Agreement.  Mercuriali shall  convert the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the

Page | 10

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Company raising additional financing of at least $250,000.  The Company completed the Restructuring Plan during the year ended April 30, 2013.  The Advances are secured on all of the assets of the Company and do not bear interest.

NOTE 5.   CONVERTIBLE PROMISSORY NOTE

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

The Company’s management has determined the beneficial conversion feature of the note in accordance with the requirements of ASC Topic 470.  The beneficial conversion feature determined at the time of note issuance has been credited to additional paid-in-capital and will be accreted over the term of the note as detailed bellows:

	July 31,	April 30,
	2015	2015
	$	$

Face value of convertible promissory note issued	43,000	—
Beneficial conversion features credited to additional paid-in-capital	(29,449)	—
Accretion expense on convertible promissory note	4,555	—
Accreted value of convertible promissory note	18,106	—

Accretion expense of $4,555 and interest expense of $405 were recognized during the three months ended July 31, 2015 (also refer to note 7).

NOTE 6.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at July 31, 2015, the Company had 300,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

On July 3, 2015, the Company’s Board of Directors unanimously approved the amendment to Articles of Incorporation (the "Articles of Amendment") to increase authorized stock from 300,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001 per share. Subsequent to the approval of the amendment by the Board of Directors, on July 3, 2015, the holders of the majority of the outstanding shares of common stock of the Company provided written consent to the Articles of Amendment. A Preliminary Information Statement was filed with the SEC on July 7, 2015. The Definitive Information Statement was filed with the SEC, and mailed to all stockholders of record as of the record date, on July 20, 2015. The Articles of Amendment to our Articles of Incorporation were filed with the Nevada Secretary of State on August 17, 2015, and became effective, on that date.

Page | 11

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 6.   STOCKHOLDERS’ DEFICIT (continued)

COMMON SHARES - ISSUED AND OUTSTANDING

As at July 31, 2015 there were 101,017,881 shares of common stock issued out of the authorized 300,000,000 common shares.

NOTE 7.   INTEREST EXPENSE

	July 31,	April 30,
	2015	2015
	$	$

Beneficial conversion feature on advances from a related party	2,183	21,300
Accretion expense on convertible promissory note	4,555	—
Interest accrued on convertible promissory note	405	—
Total interest expense	7,143	21,300

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances, and accretion expense of $4,555 and interest expense of $405 on the convertible promissory note were recognized during the three months ended July 31, 2015.

NOTE 8.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to August 27, 2015, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following material subsequent events to report.

On July 3, 2015, the Company’s Board of Directors unanimously approved the amendment to Articles of Incorporation (the "Articles of Amendment") to increase authorized stock from 300,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001 per share. Subsequent to the approval of the amendment by the Board of Directors, on July 3, 2015, the holders of the majority of the outstanding shares of common stock of the Company provided written consent to the Articles of Amendment. A Preliminary Information Statement was filed with the SEC on July 7, 2015. The Definitive Information Statement was filed with the SEC, and mailed to all stockholders of record as of the record date, on July 20, 2015. The Articles of Amendment to our Articles of Incorporation were filed with the Nevada Secretary of State on August 17, 2015, and became effective, on that date.

On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and will involve the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. As consideration for these services, the Company will pay Snowbell fees monthly as invoiced and has agreed to issue 1,937,500 common shares to satisfy $15,500 of the Company’s obligations to Snowbell. The agreement contains certain anti dilution provisions in the event that the Company issues shares to non-related third parties of less than $0.008 per share during the 9 month period from the date of the agreement. The shares were issued on August 13, 2015. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Page | 12

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 8.   SUBSEQUENT EVENTS (continued)

On August 19, 2015, the Company entered into a services agreement with StockVest pursuant to which StockVest will provide provide certain communication and investor relation services.  As consideration for these services, the Company has paid StockVest $16,000 satisfied through the issue of 2,000,000 common shares. The agreement contains certain anti dilution provisions in the event that the Company issues shares to non-related third parties of less than $0.008 per share during the 12 month period from the date of the agreement. The shares were issued on August 19, 2015. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Page | 13

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

Review of Operations

During the quarter the Company has continued prosecution and protection of  its patent and  trademark portfolio.In August 2015, the Company received notice of the issue of its base patent in Japan and on May 5, 2015 the Company announced the acceptance by the US Patent and Trademark Office of a new patent application for the use of HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. Additional applications may include the alleviation of symptoms of rosacea such as redness, dryness and itchiness. An international application under the Patent Cooperation Treaty has also been accepted.

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

Page | 14

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There can be no assurances, however, that management’s efforts to obtain additional funding and licensing or marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

Balance sheet – July 31, 2015 balances compared to April 30, 2015

Cash

As at July 31, 2015 the Company had $19,797 of cash on hand, an increase of $18,215 from April 30, 2015 balance of $1,582, mainly due to proceeds from issuance of a promissory convertible note.

Accounts payable and accrued liabilities

As at July 31, 2015 accounts payable and accrued liabilities was $231,417, a decrease of $4,384 from April 30, 2015 balance of $235,801.  The decrease is mainly due to payments to suppliers as a result of better cash flows due to issuance of a convertible promissory note.

Advances from a related party convertible into shares

As at July 31, 2015 advances from a related party convertible into shares was $176,600, an increase of $2,183 from April 30, 2015 balance of $174,417.  The increase represents additional advances from a related party during the three month period ended July 31, 2015.

Convertible promissory note

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The Company’s management has determined the beneficial conversion feature of the note amounting to $29,449 in accordance with the requirements of ASC Topic 470.  The beneficial conversion feature determined at the time of note issuance has been credited to additional paid-in-capital and will be accreted over the term of the note.

Statement of Operations – Three months ended July 31, 2015 balances compared to three months ended July 31, 2014

Sales

Management is currently seeking additional financing to reformulate its initial launch Visible Youth products, to commence the design work for the consumer rebranding, to manufacture prototypes, undertake marketing clinical studies on the Visible Youth Repairing Serum and the Visible Youth  Hydrating Moisturizer, , to pay on-going patent and consultancy costs and to provide working capital. Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers.

Expenses

Our expenses are classified primarily into the following categories.

General and administrative.

General and administrative expenses incurred for the three months ended July 31, 2015 were $4,287 compared to $3,613 for the three months ended July 31, 2014.  No significant variation noted.

Legal and professional fees.

Legal and professional fees incurred for the three months ended July 31, 2015 were $17,298 compared to $17,029 for the three months ended July 31, 2014.  There was no significant variation as a fall in patent costs during period, as a number of the Company’s patent applications have now been granted, was compensated by an increase in trademark defence costs.

Page | 15

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest expense.

Interest expense for the three months ended July 31, 2015 were $7,143 compared to $21,300 for the three months ended July 31, 2014.  The major reason for the decrease of $14,157 is mainly due to decrease in advances from a related party from $21,300 during three months ended July 31, 2014 to $2,183 during three months ended July 31, 2015.  The beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.

Liquidity and Capital Resources

During the three months ended July 31, 2015, the Company raised $43,000 through issuance of a promissory convertible note and Mercuriali Ltd made advances to the Company of $2,183.  At July 31, 2015 the total advances from the related parties were $176,600.

At July 31, 2015, the Company had a working capital deficit of $576,522 compared to a working capital deficit of $578,832 at April 30, 2015.  The nominal decrease in working capital deficit is due to proceeds from the issuance of a convertible note during the three months ended July 31, 2015.

At July 31, 2015 the total assets were $19,797 as compared to the total assets $1,582 at April 30, 2015.  The increase of $18,215 mainly represents proceeds from the issuance of a convertible note during the three months ended July 31, 2015.

Income Taxes

At July 31, 2015, the Company had potential unused net operating loss carryovers of approximately $2,505,154 (April 30, 2015: $2,476,581).  These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carryovers which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three months ended July 31, 2015 the Company relied on proceeds from the issuance of a convertible note and advances from Mercuriali Ltd.,  a related party.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being July 31, 2015.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our

Page | 16

ITEM 4.   Controls and Procedures (continued)

disclosure controls and procedures were not effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion was based on the existence of significant deficiencies in our internal control over financial reporting previously disclosed and discussed below.

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

Page | 17

PART II – OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received of the response of the purported requesting party, Glycobiocsiences Inc. (“Glcycobiosciences”) response, dated August 12, 2013, to its evidence.  The Company filed its response to that submission on December 23, 2013.  On January 9, 2014 Glycobiosciences requested an oral hearing, which was held on June 25, 2014. On September 17, 2014 the Company was informed that the Canadian Intellectual Property Office issued a decision dated September 7, 2014 rejecting the Section 45 application and maintaining the Company’s Canadian trademark. On November 13, 2014 the Company was informed that the applicant has appealed this decision to the Federal Court of Canada. The Company filed a Notice of Appearance with the Federal Court of Canada on November 21, 2014 indicating that it intends to oppose this application. On January 20, 2015 the Company filed further evidence in the form of an affidavit with the Court..

On April 20, 2015 the Company received a notice of Change of Solicitors from Glycobiosciences, the alleged requesting party. Glycobiosciences has not filed a response in a timely manner and on April 24, 2015 the Company filed a response requesting that the matter be dismissed for delay. On April 28, 2015 the Company was notified by the Federal Court that the alleged applicant will be required to bring a Motion requesting an extension of time to file a response.  On July 8, 2015 the Federal Court issued a Notice of Status Review because more than 180 days have elapsed since the issuance of the Notice of Application. On July 23, 2015, the Applicant  served and filed representations stating the reasons why they believed that the proceeding should not be dismissed for delay. On July 30, 2015 the Company filed its written Submissions in response. On August 6, 2015 the Applicant filed its reply to the Company’s response. On August 19, 2015 the Federal Court found that the application should not be dismissed for delay and ordered that the application proceed as a specially managed proceeding under a Case Management Judge. We await the appointment of a Case Management Judge

In the course of preparing the affidavit in the Section 45 proceedings,   the Company discovered that Glycobiosciences has been offering for sale and selling "VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences  filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. . On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and allege that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant  had until July 9. 2015 to file a reply. As  no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc..The Company intends to vigorously defend its Visible Youth trademark.

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

Page | 18

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

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

ITEM 6.   Exhibits

31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of August 2015 .

ENHANCE SKIN PRODUCTS INC.

Date: August 28, 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer

Page | 19