Form 10-Q
period 2015-10-31
Enhance Skin Products Inc
filed 2015-12-16
CIK 1395400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  Number of shares outstanding of the registrant's class of common stock as of December 8, 2015: 104,955,382.

Page | 1

ENHANCE SKIN PRODUCTS INC.

Page | 2

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements.

Page | 3

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2015 (UNAUDITED) AND APRIL 30, 2015 (AUDITED)
(Expressed in United States Dollar)

	October 31,	April 30,
	2015	2015
	$	$

ASSETS
Cash	4,404	1,582
Total current assets	4,404	1,582

Goodwill (Note 8)	1	—
Total assets	4,405	1,582

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	251,262	235,801
Accounts payable to related parties (Note 4)	24,457	457
Accounts payable to related parties convertible into shares (Note 4)	129,250	73,250
Advances from a related party (Note 4)	96,489	96,489
Advances from a related party convertible into shares (Note 4)	196,584	174,417
Convertible promissory note (Note 5)	27,852	—
Total current liabilities	725,894	580,414
Total liabilities	725,894	580,414

Stockholders' deficit
Authorized:
600,000,000 common shares par value $0.001 as of October 31, 2015 (April 30, 2015: 300,000,000 common shares) - (Note 5)
Issued and outstanding 104,955,382 common shares as of October 31, 2015 (April 30, 2015: 101,017,881 common shares) - (Note 5)	104,954	101,017
Additional paid-in capital	1,872,910	1,797,671
Accumulated other comprehensive loss	(1,812)	(939)
Accumulated deficit	(2,697,541)	(2,476,581)
Total stockholders' deficit	(721,489)	(578,832)
Total liabilities and stockholders' deficit	4,405	1,582

See accompanying notes

Page | 4

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)
(Expressed in United States Dollar)

	Three Months Ended	Three Months Ended
	October 31, 2015	October 31, 2014
	$	$

SALES	80	—

EXPENSES
General and administrative	7,352	8,449
Legal and professional fees	138,019	12,415
Marketing	14,000	—
Total operating expenses	159,371	20,864

Impairment of goodwill (Note 8)	2,499	—
Interest expense (Note 4)	30,596	11,862
Net loss for the period before income taxes	(192,386)	(32,726)

Income taxes	—	—
Net loss for the period	(192,386)	(32,726)

Foreign currency translation adjustment	(124)	52
Comprehensive loss	(192,510)	(32,674)

Loss per share, basic and diluted	(0.0018)	(0.0003)

Weighted average number of
common shares outstanding	104,555,381	101,017,881

See accompanying notes

Page | 5

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)
(Expressed in United States Dollar)

	Six Months Ended	Six Months Ended
	October 31, 2015	October 31, 2014
	$	$

SALES	235	369

EXPENSES
General and administrative	11,639	12,062
Legal and professional fees	155,317	29,444
Marketing	14,000	279
Total operating expenses	180,956	41,785

Impairment of goodwill (Note 8)	2,499	—
Interest expense (Note 4)	37,739	33,162
Net loss for the period before income taxes	(220,959)	(74,578)

Income taxes	—	—
Net loss for the period	(220,959)	(74,578)

Foreign currency translation adjustment	(873)	103
Comprehensive loss	(221,832)	(74,475)

Loss per share, basic and diluted	(0.0021)	(0.0007)

Weighted average number of
common shares outstanding	104,755,381	101,017,881

See accompanying notes

Page | 6

ENHANCE SKIN PRODUCTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2015 AND 2014 (UNAUDITED)
(Expressed in United States Dollar)

	Six Months Ended	Six Months Ended
	October 31, 2015	October 31, 2014
	$	$

OPERATING ACTIVITIES
Net loss for the period	(221,832)	(74,578)

Beneficial conversion feature on advances from a related party	22,166	33,162
Accretion expense on convertible promissory note	14,301	—
Shares issued against consulting and marketing expenses	27,562	—
Impairment of goodwill	2,499

Net change in non-cash working capital balances:
Prepayments	—	(600)
Accounts payable to related parties	24,000	—
Accounts payable to related parties convertible into shares	56,000	—
Accounts payable and accrued liabilities	13,832	10,190
Cash used in operating activities	(61,472)	(31,826)

FINANCING ACTIVITIES
Proceeds from issuance of promissory convertible note	43,000	—
Advances from a related party	22,167	33,162
Cash provided by financing activities	65,167	33,162

Net increase (decrease) in cash during the period	3,695	1,336
Effect of foreign currency translation	(873)	103
Cash, beginning of the period	1,582	1,136
Cash, end of period	4,404	2,575

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

Page | 7

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 2015 and 2014, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2015 and 2014 audited financial statements. The results of operations for the period ended October 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 3.   GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2015 the Company has a working capital deficit of $721,489 and accumulated deficit of $2,697,541. Prior to June 19, 2015 the Company has relied on advances from its former CEO, director, Mercuriali Ltd and a related party to meet the working capital requirements. On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum. On September 29, 2015 Mercuriali Ltd agreed to advance the Company an additional $45,000.

Page | 8

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 3.   GOING CONCERN (continued)

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the continued financial support of Mercuriali Ltd and the Company’s successful efforts to obtain and continue to obtain additional funding to reposition and re-launch its product line and generate sales and then attain profitable operations.

Additional financing will be required for ongoing project management costs, to complete the design work currently underway for the consumer rebranding and packaging, to manufacture prototypes for studies and promotion, to undertake marketing clinical studies on the Visible Youth Repairing Serum and the Visible Youth Eye Zone Gel, to pay on-going patent and trademark costs and to provide day to day working capital. In the opinion of the board the marketing studies will be necessary to develop the marketing strategy. . Further funding will also be required to manage the launch process, design and implement e-Commerce platforms, undertake any additional marketing clinical studies, marketing, advertising and media support, and to provide working capital prior to market launch.

Having considered its options the Board has decided to take a low risk approach to the market launch of its products and not to seek to build its own US consumer marketing structure but to utilise the services of proven marketing partners with established infrastructures. The Company has signed a non-binding Letter of intent with a US Sales and Distribution company specializing in the commercialization of products for the US consumer market and is in discussions with other parties.

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
 In addition,  the Company’s President & CEO, CSO and General Counsel have agreed to amend their respective Consultancy Agreements and Employment Agreement such that payment for services is contingent upon the Company  having completed cumulative financings of at least one million United States dollars ($1,000,000) prior to November 20, 2016.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page | 9

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	October 31,	April 30,
	2015	2015
	$	$

Unpaid remuneration	24,000	—
Unreimbursed expenses	457	457
Accounts payable to related parties	24,457	457

Unpaid remuneration	96,062	40,062
Balances owing to Mercuriali Ltd.	33,188	33,188
Accounts payable to related parties convertible into shares	129,250	73,250

Advances from a related party	96,489	96,489

Advances from a related party convertible into shares	196,584	174,417

ACCOUNTS PAYABLE TO RELATED PARTIES:

The outstanding balance of $24,000 as at October 31, 2015 represents amounts due to related parties in connection with the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015. See Note 9; Subsequent Events.

The outstanding balance of $457 represents amounts due to a related party in connection with the expenses incurred by it on behalf of the Company.  The amounts due do not bear any interest and is repayable on demand.

ACCOUNTS PAYABLE TO RELATED PARTIES CONVERTIBLE INTO SHARES:

The outstanding balance comprise of unpaid remuneration to related parties and a balance owing to Mercuriali Ltd as detailed below:

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. (“Biostrategies”) is 100% privately owned by Dr. Samuel Asculai, the CSO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees  On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.

Page | 10

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance.  Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at October 31, 2015, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

The Company incurred monthly consulting fee expenses of $12,500 to either Biostrategies or Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012.  At April 30, 2013, $400,625 of these expenses were unpaid On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).  During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan.  Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic, which amounted to $40,062 at October 31, 2015.

In addition the outstanding balance as at October 31, 2015 includes $56,000 representing amounts due to related parties in connection with the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015. See Note 9; Subsequent Events.

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

ADVANCES FROM A RELATED PARTY

As of October 31, 2015, the Company owes $96,489 (April 30, 2015 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013.  This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

Page | 11

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 4.   RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. on March 4, 2013 as amended March 3, 2014 and September 29, 2015.   As at October 31, 2015, Mercuriali has advanced a total of $196,584 (April 30, 2015 - $174,417) to the Company pursuant to the Loan Agreement.  Mercuriali shall  convert $181,644 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share and $ 14,940 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.0047753 per share or, if lower, the conversion price at which the promissory note the Company issued to Vis Vires converts upon the Company raising additional financing of at least $250,000.

Effective September 29, 2015, the Company entered into a Loan Agreement (Amendment 3) with Mercuriali Ltd. and Samuel Asculai. This agreement amended loan agreements between the parties dated March 4, 2013 and March 3, 2014 and provides for a loan of US$45,000 from Mercuriali Ltd. and Samuel Asculai in the event no additional third party monies are received by the Company.  Upon certain conditions set out in the Loan Agreement (Amendment 3), the amounts so loaned by Mercuriali Ltd. and Samuel Asculai will be convertible into common shares of the Company at the lower of $0.0047753 or the conversion price at which the promissory note the Company issued to Vis Vires converts. See Note 5; Convertible Promissory Note. The price of $0.0047753 was set at 58% of the average of the lowest three closing trading prices for the common stock during the ten trading days prior to September 25, 2015, on the calculation basis described in the Vis Vires promissory note.

The sdvances from Mercuriali Ltd and Samuel Asculai are secured on all of the assets of the Company and do not bear interest.

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

The Company’s management has determined the beneficial conversion feature of the note in accordance with the requirements of ASC Topic 470.  The beneficial conversion feature determined at the time of note issuance has been credited to additional paid-in-capital and will be accreted over the term of the note as detailed bellows:

$

Face value of convertible promissory note issued during Q1 2015-2016	43,000
Beneficial conversion features credited to additional paid-in-capital during Q1 2015-2016	(29,449)
Accretion expense on convertible promissory note for Q1 2015-2016	4,555
Accreted value of convertible promissory note as at July 31, 2015	18,106
Accretion expense on convertible promissory note for Q2 2015-2016	9,746
Accreted value of convertible promissory note as at October 31, 2015	27,852

Accretion expense of $9,746 and interest expense of $867 were recognized during the three months ended October 31, 2015 (also refer to note 7).

Page | 12

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 6.   STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at October 31, 2015, the Company had 600,000,000 common shares authorized.  The common shares have a $0.001 par value.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

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

On August 1, 2015, the Company issued 1,937,500 shares of common stock to a consultant.  These shares were valued at a rate of $0.007 per share, being the market value on that date, and consulting charges amounting to $13,562 is included in condensed consolidated statements of operations and comprehensive loss.

On August 19, 2015, the Company issued 2,000,000 shares of common stock to a consultant.  These shares were valued at a rate of $0.007 per share, being the market value on that date, and marketing amounting to $14,000 is included in condensed consolidated statements of operations and comprehensive loss.

COMMON SHARES - ISSUED AND OUTSTANDING

As at October 31, 2015 there were 104,955,382 shares of common stock issued out of the authorized 600,000,000 common shares.

NOTE 7.   INTEREST EXPENSE

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
	$	$	$	$

Beneficial conversion feature on advances from a related party	19,983	11,862	22,166	33,162
Accretion expense on convertible promissory note	9,746	—	14,301	—
Interest expense on convertible promissory note	867	—	1,272	—
Total interest expense	30,596	11,862	37,739	33,162

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.  Accretion expense and interest expense are recorded on the convertible promissory note (see note 5).

Page | 13

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 8.   BUSINESS ACQUISITION

ASC Topic 805, “Business Combinations” requires that all business combinations be accounted for using the acquisition method and that certain identifiable intangible assets acquired in a business combination be recognized as assets apart from goodwill. ASC Topic 350, “Intangibles-Goodwill and Other” (“ASC 350”) requires goodwill and other identifiable intangible assets with indefinite useful lives not be amortized, such as trade names, but instead tested at least annually for impairment (which the Company tests each year end, absent any impairment indicators) and be written down if impaired. ASC 350 requires that goodwill be allocated to its respective reporting unit and that identifiable intangible assets with finite lives be amortized over their useful lives.

Pursuant to Share Purchase Agreement (the “Agreement”) dated October 31, 2015, among the Company, Mercuriali Ltd. a Corporation incorporated under the laws of United Kingdom (100% owner of issued and outstanding share of Visible Youth Ltd.) and Donald Nicholson, the Company acquired 100% of the issued and outstanding shares of Visible Youth Ltd. for a consideration of $2,500.  As a result of this transaction, Visible Youth Ltd. became a wholly owned subsidiary of the Company.  The Company intends to use Visible Youth Limited for the marketing of its products in the European Union.

This acquisition was accounted for using the acquisition method of accounting. Visible Youth Ltd. did not have any assets or liabilities as at October 31, 2015.

Goodwill of $1 represents the excess of cost over fair value of net assets acquired, less impairment.

The Company test for impairment of goodwill at the reporting unit level. In assessing whether goodwill is impaired, the Company utilize the two-step process as prescribed by ASC 350. The first step of this test compares the fair value of the reporting unit, determined based upon discounted estimated future cash flows, to the carrying amount, including goodwill. If the fair value exceeds the carrying amount, no further work is required and no impairment loss is recognized. If the carrying amount of the reporting unit exceeds the fair value, the goodwill of the reporting unit is potentially impaired and step two of the goodwill impairment test would need to be performed to measure the amount of an impairment loss, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss in the amount of the excess is recognized and charged to statement of operations.

Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at October 31, 2015.

NOTE 9.   SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 9, 2015, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following material subsequent events to report.

On November 19, 2015 the Company amended the consultancy and employment agreements of each member of its management team; Mr. Donald Nicholson, Mr. Samuel Asculai and Mr. Drasko Puseljic effective August 1, 2015.  Each of these agreements was amended to bring forward the start of remuneration payments with such payment being contingent on receipt of Transaction Monies (as such term is defined in the agreements), in exchange for a reduction in minimum payment obligations and minimum termination payments payable in certain circumstances. In the opinion of the Board the revised remunerations structure incentivizes management, aligns better with the Company’s future strategy and service requirements, and reduces the potential cost on a change of control which may have had a negative effect on future potential corporate transactions. In addition the Company entered into a Director’s Services Agreement with Frode Botnevik, its independent Director.

Page | 14

ENHANCE SKIN PRODUCTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2015 (Unaudited)
(Expressed in United States Dollar)

NOTE 9.   SUBSEQUENT EVENTS (continued)

On November 19, 2015, the Company and Mr. Nicholson and Mercuriali Ltd., a company controlled by Mr. Nicholson the Company’s President & CEO, entered into an agreement effective August 1, 2015, to amend the Mercuriali Consulting Agreement (the “Mercuriali Amendment Agreement”).  The Mercuriali Amendment Agreement amends the conditions under which Mercuriali will begin to receive remuneration under the Mercuriali Consulting Agreement.  A copy of the Mercuriali Amendment was included in the Company’s Form 8-K filed on November 25, 2015.

On November 19, 2015, the Company and Mr. Asculai and Biostrategies Consulting Group, a company controlled by Mr. Asculai, the Company’s Chairman and Chief Scientific Officer, entered into an agreement effective August 1, 2015 to amend the Asculai Consulting Agreement (the “Asculai Amendment Agreement”).  The Asculai Amendment Agreement amends the conditions under which Biostrategies will begin to receive remuneration under the Asculai Consulting Agreement.  A copy of the Asculai Amendment was included in the Company’s Form 8-K filed on November 25, 2015.

On November 19, 2015, the Company and Mr. Puseljic entered into an agreement effective August 1, 2015 to amend the Puseljic Employment Agreement (the “Puseljic Amendment Agreement”).  The Puseljic Amendment Agreement amends the conditions under which Mr. Puseljic will begin to receive salary under the Puseljic Employment Agreement.  A copy of the Puseljic Amendment was included in the Company’s Form 8-K filed on November 25, 2015.

On November 25, 2015, the Company and Mr. Frode Botnevik entered into a Director’s Services Agreement effective August 1, 2015 relating to Mr Botnevik’s services as a Director of the Company (the “Botnevik Services Agreement”).  The Botnevik Services Agreement states the conditions under which Mr. Botnevik will begin to receive remuneration.  A copy of the Botnevik Services Agreement was included in the Company’s Form 8-K filed on November 25, 2015.

Under the above agreements the Corporation may be liable to pay the total aggregate sum of $80,000 for the period August 1, 2015 to October 31, 2015 to be satisfied seventy percent (70%) in common shares of Corporation at the lower of $0.00406 or the Conversion Price (as defined by The Vis Vires Promissory Note) at which The Vis Vires Promissory Note converts and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to November 20, 2016. Post November 1, 2015 service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements.  Post November 1, 2015 service fee obligations under the Botnevik Services Agreements comprises a quarterly retainer of two thousand five hundred United States dollars (US$2,500) for up to twenty five (25) hours of Services per quarter, plus one hundred United States dollars ($100) per hour of Services provided in excess of twenty five (25) hours per quarter based on the level of services provided and invoiced as further set out in the agreement.

The price of $0.00406 was set at 58% of the average of the lowest three closing trading prices for the common stock during the ten trading days prior to November 19, 2015, on the calculation basis described in the Vis Vires Promissory Note. The Vis Vires Promissory Note was included in the Company’s Form 8-K filed on June 25, 2015.

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

Review of Operations

During the quarter the Company has continued prosecution and protection of its patent and  trademark portfolio. On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch.The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During the period the Company also engaged a product formulation and manufacturing company and is currently in the process of reformulating its first six products. In addition the Company engaged a design consultancy to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is well advanced and the new formulations and brand identity are expected to be completed by the end of the year. The Company then intends to place the products on three months accelerated stability and to conduct various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of two further marketing clinical studies for the Visible Youth Repairing Serum and our Visible Youth Eye Zone Gel as soon as resources are available. It is expected that final study results will be available approximately four months after their start. In the opinion of the board these further marketing studies are necessary to refine the marketing strategy and to obtain further funding on acceptable terms.

If study results are satisfactory and necessary funding can be obtained, management aims to re-launch the Visible Youth products in the consumer markets in Europe and the USA approximately six to nine months from clinical study completion.

Having considered its options the Board has decided to take a low risk approach to the market launch of its products and not to build its own US consumer marketing structure but to utilise the services of proven marketing partners with established infrastructures. In the opinion of the Board this will enable the Company to bring the products to market quicker and at less cost and risk to shareholders. The Company has signed a non-binding Letter of intent with a US Sales and Distribution company specializing in the commercialization of products for the US consumer market and has continued discussions  with this and other potential marketing and licensing partners for the US and Europe in respect of our Visible Youth professional and consumer products.

Page | 16

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There can be no assurances, however, that management’s efforts to obtain additional funding and licensing or marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

Balance sheet – October 31, 2015 balances compared to April 30, 2015

Cash

As at October 31, 2015 the Company had $4,404 of cash on hand, an increase of $2,822 from April 30, 2015 balance of $1,582, mainly due to proceeds from issuance of a promissory convertible note and advances from Mercurilai Ltd.

Goodwill

Goodwill of $1 represents the excess of cost over fair value of net assets acquired, less impairment.

Pursuant to Share Purchase Agreement (the “Agreement”) dated October 31, 2015, among the Company, Mercuriali Ltd. a Corporation incorporated under the laws of United Kingdom (100% owner of issued and outstanding share of Visible Youth Ltd.) and Donald Nicholson, the Company acquired 100% of the issued and outstanding shares of Visible Youth Ltd. for a consideration of $2,500.  As a result of this transaction, Visible Youth Ltd. became a wholly owned subsidiary of the Company.  Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at October 31, 2015. The Company intends to use Visible Youth Ltd to market its products in the European Union.

Accounts payable and accrued liabilities

As at October 31, 2015 accounts payable and accrued liabilities was $251,262, an increase of $15,461 from April 30, 2015 balance of $235,801.  The increase is mainly due to an increase in outstanding suppliers invoices for the three months period ended October 31, 2015.

Accounts payable to related parties convertible into shares

As at October 31, 2015 accounts payable to related parties convertible into shares was $129,250, an increase of $56,000 from April 30, 2015 balance of $73,250.  The increase represents accrual of consulting and remuneration charges of $56,000 in connection with the consulting and employment agreement amendments  effective August 1, 2015 and signed on November 19 and November 25, 2015. See Note 9; Subsequent Events.

Advances from a related party convertible into shares

As at October 31, 2015 advances from a related party convertible into shares was $196,584, an increase of $22,167 from April 30, 2015 balance of $174,417.  The increase represents additional advances from a related party during the three months period ended October 31, 2015.

Convertible promissory note

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The Company’s management has determined the beneficial conversion feature of the note amounting to $29,449 in accordance with the requirements of ASC Topic 470.  The beneficial conversion feature determined at the time of note issuance has been credited to additional paid-in-capital and will be accreted over the term of the note.  Accretion expense amounting to $9,746 was recorded under interest expense during the current quarter ended October 31, 2015.

Statement of Operations – Three and six months ended October 31, 2015 balances compared to three and six months ended October 31, 2014

Sales

Management is currently seeking additional financing for ongoing project management costs, to complete the design work currently underway for the consumer rebranding and packaging, to manufacture prototypes for studies and promotion, to

Page | 17

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

undertake marketing clinical studies on the Visible Youth Repairing Serum and the Visible Youth  Eye Zone Gel , to pay on-going patent and consultancy costs and to provide working capital. Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers.
Expenses

Our expenses are classified primarily into the following categories.

General and administrative.

General and administrative expenses incurred for the three and six months ended October 31, 2015 were $7,352 and $11,639 compared to $8,449 and $12,062 for the three and six months ended October 31, 2014, respectively.  No significant variation noted.

Legal and professional fees.

Legal and professional fees incurred for the three and six months ended October 31, 2015 were $138,019 and $155,317 compared to $12,415 and $29,444 for the three and six months ended October 31, 2014, respectively.  The significant increase for three and six months amount is mainly due to the recording of $80,000 management fees  in connection with consulting and employment agreement amendments, project management fees and costs associated with product formulation and branding and increase in patents registration activities and the related costs in the three months period ended October 31, 2015

Interest expense.

Interest expense for the three and six months ended October 31, 2015 were $30,596 and $37,739 compared to $11,862 and $33,162 for the three and six months ended October 31, 2014.  The major reason for the increase in both three and six months period is mainly due to increase in expense in connection with the beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.  In addition, the Company recorded accretion expense on convertible notes obtained during the three months ended July 31, 2015, whereas there was no convertible note in the previous period.

Liquidity and Capital Resources

During the six months ended October 31, 2015, the Company raised $43,000 through issuance of a promissory convertible note and Mercuriali Ltd made advances to the Company of $22,167.  At October 31, 2015 the total advances from Mercuriali Ltdwere $196,584.

At October 31, 2015, the Company had a working capital deficit of $721,489 compared to a working capital deficit of $578,832 at April 30, 2015.  The increase in working capital deficit is due to increase in current liabilities.

At October 31, 2015 the total assets were $4,405 as compared to the total assets $1,582 at April 30, 2015.  The increase of $2,823 mainly due to the proceeds from the issuance of a convertible note during the six months ended October 31, 2015.

Income Taxes

At October 31, 2015, the Company had potential unused net operating loss carryovers of approximately $2,697,541 (April 30, 2015: $2,476,581).  These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carryovers which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the six months ended October 31, 2015 the Company relied on proceeds from the issuance of a convertible note and advances from Mercuriali Ltd., a related party.

Page | 18

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being October 31, 2015.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Page | 19

ITEM 4.   Controls and Procedures (continued)

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

On April 20, 2015 the Company received a notice of Change of Solicitors from Glycobiosciences, the alleged requesting party. Glycobiosciences had not filed a response in a timely manner and on April 24, 2015 the Company filed a response requesting that the matter be dismissed for delay. On April 28, 2015 the Company was notified by the Federal Court that the alleged applicant will be required to bring a Motion requesting an extension of time to file a response.  On July 8, 2015 the Federal Court issued a Notice of Status Review because more than 180 days have elapsed since the issuance of the Notice of Application. On July 23, 2015, the Applicant  served and filed representations stating the reasons why they believed that the proceeding should not be dismissed for delay. On July 30, 2015 the Company filed its written Submissions in response. On August 6, 2015 the Applicant filed its reply to the Company’s response. On August 19, 2015 the Federal Court found that the application should not be dismissed for delay and ordered that the application proceed as a specially managed proceeding under a Case Management Judge. On September 16, 2015 a Case Management Judge was appointed. Despite repeated attempts both Glycobiosciences and its attorneys failed to supply dates for a case management teleconference and subsequently informed the Company that it was no longer represented by attorneys. Consequently, on November 17, 2015 the Company again asked the Federal Court that the matter be dismissed for delay. Glycobiosciences have been given until December 19, 2015 by the Federal Court  to retain new counsel in this matter. The Company understand that Glycobiosciences is seeking new counsel.

Page | 20

In the course of preparing the affidavit in the Section 45 proceedings,   the Company discovered that Glycobiosciences has been offering for sale and selling "VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences  filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. . On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and allege that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant had until July 9. 2015 to file a reply. As no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc. On August 25, 2015 an Affidavit of Documents was received from Glycobiosciences. The Company responded on September 4, 2015 and has had no response to date.

On September 17, 2015 the Company discovered that Glycobiosciences had applied for and been granted a trademark for Visible Youth in the European Union on May 10, 2015. No system of searches for prior trademark registration exists in the European Union prior to grant. On September 18, 2015 the Company filed an application for a declaration of invalidity of Glycobiosciences trademark due to the Company’s earlier granted trademark. The Company intends to vigorously defend its Visible Youth trademark.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. As consideration for these services, the Company will pay Snowbell fees monthly as invoiced and issued 1,937,500 common shares to satisfy $15,500 of the Company’s obligations to Snowbell. The agreement contains certain anti dilution provisions in the event that the Company issues shares to non-related third parties of less than $0.008 per share during the 9 month period from the date of the agreement. The shares were issued on August 13, 2015. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

Page | 21

ITEM 4.   Mine Safety Disclosures

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits.

31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of December 2015 .

ENHANCE SKIN PRODUCTS INC.

Date: December 9, 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer

Page | 22