Form 10-Q/A
period 2015-10-31
Enhance Skin Products Inc
filed 2015-12-17
CIK 1395400

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

Page | 1

ENHANCE SKIN PRODUCTS INC.

Explanatory Note for Amendment 1:
We are filing this Amendment #1 to our Quarterly Report on Form 10-Q for the three months ending October 31, 2015 to furnish the XBRL presentation that was not filed with the original quarterly report filed on December 16, 2015. No other changes, revisions, or updates were made to the original quarterly report.

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

ENHANCE SKIN PRODUCTS INC.

Date: December 16 , 2015	By:	/s/ Donald Nicholson
Name: Donald Nicholson
Title: CEO, Chief Financial Officer and Principal Executive Officer

Page | 22