Form 10-Q
period 2016-01-31
Enhance Skin Products Inc
filed 2016-03-07
CIK 1395400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2016

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

Registrant’s telephone number, including area code: 416-306-2493

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Number of shares outstanding of the registrant’s class of common stock as of March 4, 2016: 113,951,705.

ENHANCE SKIN PRODUCTS INC.

Page | 2

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

Page | 3

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JANUARY 31, 2016 (UNAUDITED) AND APRIL 30, 2015 (AUDITED)

(Expressed in United States Dollar)

	January 31, 2016	April 30, 2015
	$	$
ASSETS
Cash	4,321	1,582
Total current assets	4,321	1,582

Goodwill (Note 8)	1	—
Total assets	4,322	1,582

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued liabilities	270,264	235,801
Accounts payable to related parties (Note 4)	48,187	457
Accounts payable to related parties convertible into shares (Note 4)	184,620	73,250
Advances from a related party (Note 4)	96,489	96,489
Advances from a related party convertible into shares (Note 4)	233,998	174,417
Convertible promissory note (Note 5)	24,509	—
Total current liabilities	858,067	580,414
Total liabilities	858,067	580,414

Stockholders’ deficit
Authorized:
600,000,000 common shares par value $0.001 as of January 31, 2016 (April 30, 2015: 300,000,000 common shares) - (Note 6)
Issued and outstanding 112,014,205 common shares as of January 31, 2016 (April 30, 2015: 101,017,881 common shares) - (Note 6)	112,013	101,017
Additional paid-in capital	1,906,848	1,797,671
Accumulated other comprehensive loss	(1,830)	(939)
Accumulated deficit	(2,870,776)	(2,476,581)
Total stockholders’ deficit	(853,745)	(578,832)
Total liabilities and stockholders’ deficit	4,322	1,582

See accompanying notes

Page | 4

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollar)

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
	$	$

SALES	—	171

EXPENSES
General and administrative	5,420	4,589
Legal and professional fees	129,384	15,635
Marketing	—	—
Total operating expenses	134,804	20,224

Impairment of goodwill (Note 8)	—	—
Interest expense (Note 7)	38,432	12,171
Net loss for the period before income taxes	(173,236)	(32,224)

Income taxes	—	—
Net loss for the period	(173,236)	(32,224)

Foreign currency translation adjustment	(18)	369
Comprehensive loss	(173,254)	(31,855)

Loss per share, basic and diluted	(0.0016)	(0.0003)

Weighted average number of common shares outstanding	108,598,645	101,017,881

See accompanying notes

Page | 5

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollar)

	Nine Months Ended	Nine Months Ended
	January 31, 2016	January 31, 2015
	$	$

SALES	235	540

EXPENSES
General and administrative	17,059	16,651
Legal and professional fees	284,701	45,079
Marketing	14,000	279
Total operating expenses	315,760	62,009

Impairment of goodwill (Note 8)	2,499	—
Interest expense (Note 7)	76,171	45,333
Net loss for the period before income taxes	(394,195)	(106,802)

Income taxes	—	—
Net loss for the period	(394,195)	(106,802)

Foreign currency translation adjustment	(891)	472
Comprehensive loss	(395,086)	(106,330)

Loss per share, basic and diluted	(0.0038)	(0.0011)

Weighted average number of common shares outstanding	104,115,035	101,017,881

See accompanying notes

Page | 6

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollar)

	Nine Months Ended	Nine Months Ended
	January 31, 2016	January 31, 2015
	$	$

OPERATING ACTIVITIES
Net loss for the period	(394,195)	(106,802)

Beneficial conversion feature on advances from a related party	51,163	45,333
Accretion expense on convertible promissory note	22,958	—
Shares issued against consulting and marketing expenses	27,562	—
Impairment of goodwill	2,499

Net change in non-cash working capital balances:
Accounts payable to related parties	47,730	—
Accounts payable to related parties convertible into shares	111,370	—
Accounts payable and accrued liabilities	34,463	16,497
Cash used in operating activities	(96,450)	(44,972)

FINANCING ACTIVITIES
Proceeds from issuance of promissory convertible note	43,000	—
Advances from a related party convertible into shares	57,080	45,333
Cash provided by financing activities	100,080	45,333

Net increase in cash during the period	3,630	361
Effect of foreign currency translation	(891)	472
Cash, beginning of the period	1,582	1,136
Cash, end of period	4,321	1,969

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

Page | 7

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at January 31, 2016 and 2015, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2015 and 2014 audited financial statements. The results of operations for the period ended January 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at January 31, 2016 the Company has a working capital deficit of $853,746 and accumulated deficit of $2,870,776. Prior to June 19, 2015 the Company relied on advances from its former CEO, director, Mercuriali Ltd and a related party to meet the working capital requirements. On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. On March 23, 2016 the outstanding principal amount and unpaid interest at 8% per annum in the total amount of $33,403 becomes immediately due and payable. In the event of non-payment, the company becomes due to pay 150% of the then outstanding principal plus interest and the interest rate increases to 22% per annum until repaid or conversion takes place. The holder’s ability to convert the note, however, is limitedin that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock. The holder has the right to waive this term upon 61 days’ notice to us. On September 29, 2015, as amended January 22, 2016, Mercuriali Ltd agreed to advance the Company an additional $90,000.

Page | 8

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 3. GOING CONCERN (continued)

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the continued financial support of Mercuriali Ltd, the continuation of the Vis Vires Promissory Note and the Company’s successful efforts to obtain and continue to obtain additional funding to reposition and re-launch its product line and generate sales and then attain profitable operations.

Additional financing will be required for ongoing project management costs, to complete the design work currently underway for the consumer rebranding and packaging, to manufacture prototypes for studies and promotion, to undertake marketing clinical studies on the Visible Youth Repairing Serum and the Visible Youth Eye Zone Gel, to pay on-going patent and trademark costs, to repay the Vis Vires Promissory Note to extent not converted and to provide day to day working capital. Further funding will also be required to manage the launch process, design and implement e-Commerce platforms, undertake any additional marketing clinical studies, marketing, advertising and media support, and to provide working capital prior to market launch.

Having considered its options the Board has decided to take a low risk approach to the market launch of its products and not to seek to build its own US consumer marketing structure but to utilise the services of marketing partners with established and proven infrastructures. The Company has signed a non-binding Letter of intent with a US Sales and Distribution company specializing in the commercialization of products for the US consumer market and is in discussions with other parties.

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

Management is consequently pursuing a number of funding structures including debt and equity finance, asset sales, licensing and partnering activities and may issue further Convertible Promissory Notes. There can be no assurances, however, that management’s efforts to obtain additional funding and licensing or marketing partners on terms satisfactory to the Company, or at all, will be realized or that future sales will be realized. The continued existence of the Vis Vires Promissory Note may make funding on acceptable terms, or at all, difficult.

In addition, on November 19, 2015 the Company’s President & CEO, CSO and General Counsel have agreed to amend their respective Consultancy Agreements and Employment Agreement such that payment for services is contingent upon the Company having completed cumulative financings of at least one million United States dollars ($1,000,000) prior to November 20, 2016. Each of these agreements was amended to bring forward the start of remuneration payments with such payment being contingent on receipt of Transaction Monies (as such term is defined in the agreements), in exchange for a reduction in minimum payment obligations and minimum termination payments payable in certain circumstances. In the opinion of the Board the revised remunerations structure incentivizes management, aligns better with the Company’s future strategy and service requirements, and reduces the potential cost on a change of control which may have had a negative effect on future potential corporate transactions.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page | 9

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	January 31, 2016 $	April 30, 2015 $
Unpaid remuneration	47,730	—
Unreimbursed expenses	457	457
Accounts payable to related parties	48,187	457

Unpaid remuneration	151,432	40,062
Balances owing to Mercuriali Ltd.	33,188	33,188
Accounts payable to related parties convertible into shares	184,620	73,250

Advances from a related party	96,489	96,489

Advances from a related party convertible into shares	233,998	174,417

ACCOUNTS PAYABLE TO RELATED PARTIES:

Unpaid remuneration

The outstanding balance of $47,730 as at January 31, 2016 represents the cash element of amounts due to related parties in connection with the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015.

The Company amended the consultancy and employment agreements of each member of its management team; Mr. Donald Nicholson, Mr. Samuel Asculai and Mr. Drasko Puseljic effective August 1, 2015. Each of these agreements was amended to bring forward the start of remuneration payments with such payment being contingent on receipt of Transaction Monies (as such term is defined in the agreements), in exchange for a reduction in minimum payment obligations and minimum termination payments payable in certain circumstances. In the opinion of the Board the revised remunerations structure incentivizes management, aligns better with the Company’s future strategy and service requirements, and reduces the potential cost on a change of control which may have had a negative effect on future potential corporate transactions. In addition, the Company entered into a Director’s Services Agreement with Frode Botnevik, its independent Director.

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

Post November 1, 2015 service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements. Post November 1, 2015 service fee obligations under the Botnevik Services Agreements comprises a quarterly retainer of two thousand five hundred United States dollars (US$2,500) for up to twenty five (25) hours of Services per quarter, plus one hundred United States dollars ($100) per hour of Services provided in excess of twenty five (25) hours per quarter based on the level of services provided and invoiced as further set out in the agreement. For the period November 1, 2015 to January 31, 2016 payments due to be satisfied seventy percent (70%) in common shares of Corporation at the lower of $0.00406 or the Conversion Price (as defined by The Vis Vires Promissory Note) at which The Vis Vires Promissory Note converts and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to November 20, 2016.

The price of $0.00406 was set at 58% of the average of the lowest three closing trading prices for the common stock during the ten trading days prior to November 19, 2015, on the calculation basis described in the Vis Vires Promissory Note. The Vis Vires Promissory Note was included in the Company’s Form 8-K filed on June 25, 2015.

Unreimbursed expenses

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

JANUARY 31, 2016 (Unaudited)

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

Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance. Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at January 31, 2016, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000).

The Company incurred monthly consulting fee expenses of $12,500 to either Biostrategies or Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013, $400,625 of these expenses were unpaid On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company entering into cumulative fundraisings of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic, which amounted to $40,062 at January 31, 2016.

In addition, the outstanding balance as at January 31, 2016 includes $111,370 representing amounts due to related parties, which may be payable in shares, under the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015 as summarised above under Accounts Payable to Related Parties; Unpaid remuneration.

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of July 31, 2015 the balance owed to Mercuriali is $33,188. Pursuant to a loan agreement between Mercuriali, Sam Asculai and the Company entered into effective March 4, 2013 as amended March 3, 2014, September 29, 2015 and January 22, 2016(the “Loan Agreement”), the amounts owing to Mercuriali under the Settlement Agreement became payable under the Loan Agreement in accordance with its terms. Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company raising additional financing of at least $250,000, Mercuriali shall convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share. The balance is secured by all of the assets of the Company and does not bear interest.

Page | 12

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ADVANCES FROM A RELATED PARTY

As of January 31, 2016, the Company owes $96,489 (April 30, 2015 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to the Loan Agreement. This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to the Loan Agreement . As at January 31, 2016, Mercuriali has advanced a total of $233,998 (April 30, 2015 - $174,417) to the Company pursuant to the Loan Agreement. Mercuriali shall convert $183,523 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share and $50,475 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.0047753 per share or, if lower, the conversion price at which the promissory note the Company issued to Vis Vires converts upon the Company raising additional financing of at least $250,000.

Effective September 29, 2015, the Company entered into a Loan Agreement (Amendment 3) with Mercuriali Ltd. and Samuel Asculai. This agreement amended loan agreements between the parties dated March 4, 2013 and March 3, 2014 and provided for a loan of US$45,000 from Mercuriali Ltd. and Samuel Asculai in the event no additional third party monies were received by the Company. Upon certain conditions set out in the Loan Agreement (Amendment 3), the amounts so loaned by Mercuriali Ltd. and Samuel Asculai will be convertible into common shares of the Company at the lower of $0.0047753 or the conversion price at which the promissory note the Company issued to Vis Vires converts. See Note 5; Convertible Promissory Note. The price of $0.0047753 was set at 58% of the average of the lowest three closing trading prices for the common stock during the ten trading days prior to September 25, 2015, on the calculation basis described in the Vis Vires promissory note.

Effective January 22, 2016, the Company entered into a Loan Agreement (Amendment 4) with Mercuriali Ltd. and Samuel Asculai. This agreement amends loan agreements between the parties dated March 4, 2013, March 3, 2014 and September 29, 2015 and provides for an increase in the loan amounts by Mercuriali Ltd. and Samuel Asculai in the event no additional third party monies are received by the Company from US$45,000 to US$90,000. Upon certain conditions set out in the Loan Agreement (Amendment 4), the amounts so loaned by Mercuriali Ltd. and Samuel Asculai will be convertible into common shares of the Company at the lower of $0.0047753 or the conversion price at which the promissory note the Company issued to Vis Vires converts.

The advances from Mercuriali Ltd and Samuel Asculai are secured on all of the assets of the Company and do not bear interest.

NOTE 5. CONVERTIBLE PROMISSORY NOTE

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The loan became convertible 180 days after the date of the note. The loan and any accrued interest can be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

On December 28, 2015, Vis Vires Group Inc. issued a notice of conversion and elected to convert $12,000 of the principal amount at an applicable conversion price of $0.0017 per share of common stock. Resultantly, the Company issued 7,058,824 shares of common stock.

Page | 13

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 5. CONVERTIBLE PROMISSORY NOTE (continued)

On March 23, 2016 the outstanding principal amount and unpaid interest at 8% per annum in the total amount of $33,403 becomes immediately due and payable. In the event of non-payment the company becomes due to pay 150% of the then outstanding principal plus interest and the interest rate increases to 22% per annum until repaid or conversion takes place. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock. The holder has the right to waive this term upon 61 days’ notice to us.

The Company’s management has determined the beneficial conversion feature of the note in accordance with the requirements of ASC Topic 470. The beneficial conversion feature determined at the time of note issuance has been credited to additional paid-in-capital and will be accreted over the term of the note as detailed below:

$
Face value of convertible promissory note issued during Q1 2015-2016	43,000
Beneficial conversion features credited to additional paid-in-capital during Q1 2015-2016	(29,449)
Accretion expense on convertible promissory note for Q1 2015-2016	4,555
Accreted value of convertible promissory note as at July 31, 2015	18,106
Accretion expense on convertible promissory note for Q2 2015-2016	9,746
Accreted value of convertible promissory note as at October 31, 2015	27,852
Accretion expense on convertible promissory note for Q3 2015-2016	8,657
Conversion during Q3 2015-2016	(12,000)
Accreted value of convertible promissory note as at January 31, 2016	24,509

Accretion expense of $8,657 and interest expense of $778 were recognized during the three months ended January 31, 2016 (also refer to note 7).

NOTE 6. STOCKHOLDERS’ DEFICIT

COMMON SHARES - AUTHORIZED

As at January 31, 2016, the Company had 600,000,000 common shares authorized. The common shares have a $0.001 par value. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

On July 3, 2015, the Company’s Board of Directors unanimously approved the amendment to Articles of Incorporation (the “Articles of Amendment”) to increase authorized stock from 300,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001 per share. Subsequent to the approval of the amendment by the Board of Directors, on July 3, 2015, the holders of the majority of the outstanding shares of common stock of the Company provided written consent to the Articles of Amendment. A Preliminary Information Statement was filed with the SEC on July 7, 2015. The Definitive Information Statement was filed with the SEC, and mailed to all stockholders of record as of the record date, on July 20, 2015. The Articles of Amendment to our Articles of Incorporation were filed with the Nevada Secretary of State on August 17, 2015, and became effective, on that date.

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

Page | 14

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 6. STOCKHOLDERS’ DEFICIT (continued)

On August 19, 2015, the Company issued 2,000,000 shares of common stock to a consultant. These shares were valued at a rate of $0.007 per share, being the market value on that date, and marketing amounting to $14,000 is included in condensed consolidated statements of operations and comprehensive loss.

On December 28, 2015, the Company issued 7,058,824 shares of common stock to Vis Vires Group Inc. pursuant to notice of conversion as explained in Note 5 to the condensed consolidated financial statements.

COMMON SHARES - ISSUED AND OUTSTANDING

As at January 31, 2016 there were 112,014,205 shares of common stock issued out of the authorized 600,000,000 common shares.

NOTE 7. INTEREST EXPENSE

	Three months	Three months	Nine months	Nine months
	ended,	ended,	ended,	ended,
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
	$	$	$	$

Beneficial conversion feature on advances from a related party	28,997	12,171	51,163	45,333
Accretion expense on convertible promissory note	8,657	—	22,958	—
Interest expense on convertible promissory note	778	—	2,050	—
Total interest expense	38,432	12,171	76,171	45,333

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

Page | 15

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

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

NOTE 9. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to March 4, 2016, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following material subsequent events to report.

During February 2016, the Company issued 1,937,500 shares of common stock to a consultant in part payment of services to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. These shares were valued at a rate of $0.00733 per share.

Effective March 1, 2016 the Company has appointed VStock Transfer, LLC, 18 Lafayette Place, Woodmere NY 11598 as its transfer agent.

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

Review of Operations

During the quarter the Company has continued prosecution and protection of its patent and trademark portfolio. On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During the period the Company also engaged a product formulation and manufacturing company and is currently in the process of reformulating its first six products. In addition, during the prior quarter the Company engaged a design consultancy to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is well advanced and the new formulations and brand identity are expected to be completed by the end of the current quarter.. The Company then intends to place the products on three months accelerated stability and to conduct various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of two further marketing clinical studies for the Visible Youth Repairing Serum and our Visible Youth Eye Zone Gel as soon as resources are available. It is expected that final study results will be available approximately four months after their start. In the opinion of the board these further marketing studies are necessary to refine the marketing strategy and to obtain further funding on acceptable terms.

If study results are satisfactory and necessary funding can be obtained, management aims to re-launch the Visible Youth products in the consumer markets in Europe and the USA approximately six to nine months from clinical study completion.

Having considered its options the Board has decided to take a low risk approach to the market launch of its products and not to build its own US consumer marketing structure but to utilise the services of marketing partners with established and proven infrastructures. In the opinion of the Board this will enable the Company to bring the products to market quicker and at less cost and risk to shareholders. The Company has signed a non-binding Letter of intent with a US Sales and Distribution company specializing in the commercialization of products for the US consumer market and has continued discussions with this and other potential marketing and licensing partners for the US and Europe in respect of our Visible Youth professional and consumer products.

Page | 17

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

There can be no assurances, however, that management’s efforts to obtain additional funding and licensing or marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

Balance sheet – January 31, 2016 balances compared to April 30, 2015

Cash

As at January 31, 2016 the Company had $4,321 of cash on hand, an increase of $2,739 from April 30, 2015 balance of $1,582, mainly due to proceeds from issuance of a promissory convertible note and advances from Mercurilai Ltd.

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

Accounts payable and accrued liabilities

As at January 31, 2016 accounts payable and accrued liabilities was $270,264, an increase of $34,463 from April 30, 2015 balance of $235,801. The increase is mainly due to an increase in outstanding suppliers invoices for the three months period ended January 31, 2016.

Accounts payable to related parties convertible into shares

As at January 31, 2016 accounts payable to related parties convertible into shares was $184,620, an increase of $111,370 from April 30, 2015 balance of $73,250. The increase represents accrual of consulting and remuneration charges in connection with the consulting and employment agreement amendments effective August 1, 2015 and signed on November 19 and November 25, 2015.

Advances from a related party convertible into shares

As at January 31, 2016 advances from a related party convertible into shares was $233,998, an increase of $59,581 from April 30, 2015 balance of $174,417. The increase represents additional advances from a related party to meet the working capital requirements of the Company.

Convertible promissory note

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. The note is due on March 23, 2016 and bears interest at 8% per annum. The loan becomes convertible 180 days after the date of the note. The Company’s management has determined the beneficial conversion feature of the note amounting to $29,449 in accordance with the requirements of ASC Topic 470. The beneficial conversion feature determined at the time of note issuance has been credited to additional paid-in-capital and will be accreted over the term of the note. On December 28, 2015, Vis Vires Group Inc. issued a notice of conversion and elected to convert $12,000 of the principal amount at an applicable conversion price of $0.0017 per share of common stock. Resultantly, the Company issued 7,058,824 shares of common stock. Accretion expense amounting to $8,657 was recorded under interest expense during the current quarter ended January 31, 2016.

Page | 18

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Statement of Operations – Three and nine months ended January 31, 2016 balances compared to three and nine months ended January 31, 2015

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

General and administrative.

General and administrative expenses incurred for the three and nine months ended January 31, 2016 were $5,420 and $17,059 compared to $4,589 and $16,651 for the three and nine months ended January 31, 2015, respectively. No significant variation noted.

Legal and professional fees.

Legal and professional fees incurred for the three and nine months ended January 31, 2016 were $129,384 and $284,701 compared to $15,635 and $45,079 for the three and nine months ended January 31, 2015, respectively. The significant increase for three and nine months amount is mainly due to the recording of $79,100 and $159,100 management fees in connection with consulting and employment agreement amendments, project management fees and costs associated with product formulation and branding and increase in patents registration activities and the related costs in the three and nine months period ended January 31, 2016, respectively.

Interest expense.

Interest expense for the three and nine months ended January 31, 2016 were $38,432 and $76,171 compared to $12,171 and $45,333 for the three and nine months ended January 31, 2015. The major reason for the increase in both three and nine months period is mainly due to increase in expense in connection with the beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances. In addition, the Company recorded accretion expense on convertible notes obtained during the three months ended July 31, 2015, whereas there was no convertible note in the previous period.

Liquidity and Capital Resources

During the nine months ended January 31, 2016, the Company raised $43,000 through issuance of a promissory convertible note and Mercuriali Ltd. made advances to the Company of $59,581. At January 31, 2016 the total advances from Mercuriali Ltd. were $233,998.

At January 31, 2016, the Company had a working capital deficit of $853,746 compared to a working capital deficit of $578,832 at April 30, 2015. The increase in working capital deficit is due to increase in current liabilities.

At January 31, 2016 the total assets were $4,322 as compared to the total assets $1,582 at April 30, 2015. The increase of $2,740 mainly due to the advances from Mercuriali Ltd during the nine months ended January 31, 2016.

Page | 19

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

At January 31, 2016, the Company had potential unused net operating loss carryovers of approximately $2,870,776 (April 30, 2015: $2,476,581). These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carryovers which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the nine months ended January 31, 2016 the Company relied on proceeds from the issuance of a convertible note and advances from Mercuriali Ltd., a related party.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being January 31, 2016. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Page | 20

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

Page | 21

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

On April 20, 2015 the Company received a notice of Change of Solicitors from Glycobiosciences, the alleged requesting party. Glycobiosciences had not filed a response in a timely manner and on April 24, 2015 the Company filed a response requesting that the matter be dismissed for delay. On April 28, 2015 the Company was notified by the Federal Court that the alleged applicant will be required to bring a Motion requesting an extension of time to file a response. On July 8, 2015 the Federal Court issued a Notice of Status Review because more than 180 days have elapsed since the issuance of the Notice of Application. On July 23, 2015, the Applicant served and filed representations stating the reasons why they believed that the proceeding should not be dismissed for delay. On July 30, 2015 the Company filed its written Submissions in response. On August 6, 2015 the Applicant filed its reply to the Company’s response. On August 19, 2015 the Federal Court found that the application should not be dismissed for delay and ordered that the application proceed as a specially managed proceeding under a Case Management Judge. On September 16, 2015 a Case Management Judge was appointed. Despite repeated attempts both Glycobiosciences and its attorneys failed to supply dates for a case management teleconference and subsequently informed the Company that it was no longer represented by attorneys. Consequently, on November 17, 2015 the Company again asked the Federal Court that the matter be dismissed for delay. Glycobiosciences was given until December 19, 2015 by the Federal Court to retain new counsel in this matter. . On December 8, 2015 Glycobiosciences retained new counsel. On January 12, 2016 Glycobiosciences discontinued the case putting an end to the Section 45 proceedings. As a result, the Company maintains its Canadian trademark.

In the course of preparing the affidavit in the Section 45 proceedings, the Company discovered that Glycobiosciences has been offering for sale and selling “VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. .. On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and allege that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant had until July 9. 2015 to file a reply. As no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc. On August 25, 2015 an Affidavit of Documents was received from Glycobiosciences. The Company responded on September 4, 2015 and has had no response to date.

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

Page | 22

ITEM 1. Legal Proceedings (continued)

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. As consideration for these services, the Company will pay Snowbell fees monthly as invoiced and issued 1,937,500 common shares to satisfy $15,500 of the Company’s obligations to Snowbell. The agreement contains certain anti dilution provisions in the event that the Company issues shares to non-related third parties of less than $0.008 per share during the 9 month period from the date of the agreement. The shares were issued on August 13, 2015. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

On December 28, 2015, the Company issued 7,058,824 shares of common stock pursuant to notice of conversion as explained in Note 5 to the condensed consolidated financial statements.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

Page | 23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March 2016.

ENHANCE SKIN PRODUCTS INC.

Date: March 7, 2016	By:	/s/ Donald Nicholson
	Name:	Donald Nicholson
	Title:	CEO, Chief Financial Officer and Principal Executive Officer

Page | 24