Form 10-K
period 2016-04-30
Enhance Skin Products Inc
filed 2016-07-25
CIK 1395400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of shares outstanding of the registrant’s class of common stock as of July 21, 2016: 113,951,705

Page│2

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

The Company is now a developer of premium cosmetic and cosmeceutical products marketed under its “Visible Youth” trademark. Cosmeceuticals are topically applied products containing ingredients that influence the biological function of skin and can be described as a marriage between cosmetics and pharmaceuticals. These products may improve the appearance and condition of the skin by delivering nutrients or protectants necessary for healthy skin.

The Freedonia Group, Cosmeceutical Study predicts that US demand for cosmeceutical products is expected to increase 5.8% per annum to $8.5 billion in 2015, driven by an aging populace seeking to maintain the appearance of youth. The target market for cosmeceuticals continues to expand beyond the traditional 45-years-and-older demographic to include much younger individuals, as the national obsession with youth continues and focus shifts to products intended to stave off the first signs of aging. Further supporting growth will be an increasingly competitive employment environment, a steady stream of new and technologically advanced product introductions and the continuation of astute consumer-targeted marketing.

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

Our base patents are granted in the USA, Australia, New Zealand and China and Japan. We have applications on the base patent in advanced stages of process in the European Union and Canada. New patent applications have been accepted for the use of HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. We also own the Visible Youth trademark in various jurisdictions. See also; Intellectual Property and Patent Protection.

Page│3

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

Page│4

Product Development

On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During the period the Company also engaged a product formulation and manufacturing company and is currently in the process of reformulating its first six consumer products containing HA and bioactive glass. The first complete skincare system is expected to comprise: Visible Youth Cleansing melt, Visible Youth Pro Skin Facial Serum, Visible Youth Under Eye Super Serum, Visible Youth Moisturising Day Cream SPF20, Visible Youth Renewal Night Cream, and Visible Youth Resurfacing Toner. In addition, the Company engaged design consultancy firms to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is well advanced and the new formulations and brand identity are expected to be completed by the end of the current quarter. The Company then intends to place the products on three months accelerated stability and to conduct various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of two further marketing clinical studies for the Visible Youth Pro Skin Facial Serum and our Visible Youth Moisturising Day Cream SPF20 as soon as resources are available. It is expected that final study results will be available approximately four months after their start.

If study results are satisfactory and necessary funding and collaboration or marketing partners can be obtained, management aims to re-launch the Visible Youth products in the consumer markets in Europe and the USA approximately six to nine months from clinical study completion.

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

We also plan to develop additional products under the Visible Youth trademark, which may include Visible Youth Brightening/Lightening Moisturizer and Serum, Visible Youth BioGlass Mask, Visible Youth Neck Zone Gel, Visible Youth + SPF 30. We would anticipate launching two to three additional formulations per year after the re-launch of the Visible Youth Brand.

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

Page│5

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

Title of Invention	Country	Status	Serial No.	National Phase Entry Date
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Canada	Application	2,662,581	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	United States	Granted June 2014	12/439,811	March 3, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Europe	Application	078005865	March 16, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Australia	Granted January 2014	2007295894	April 2, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	New Zealand	Granted January 2013	575334	March 5, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	China	Granted December 2013	100037	April 9, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Japan	Granted May 2015	2009/527658	March 10, 2009
Cosmetic Composition for the Treatment of Skin and Methods Thereof	Hong Kong	Application	09110376.4	November 6, 2009

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

Title of Invention	Country	Status	Serial No.
Methods and Compositions for Enhancing and Extending the Cosmetic Effects of Non-Surgical Interventions	United States	Application	61/974,559
Methods and Compositions for Enhancing and Extending the Cosmetic Effects of Non-Surgical Interventions	Patent Co-operation Treaty	Application	PCT/US15/23183

Page│6

Trademarks

Trademark	Country	Registration No.	Classes	Status

Visible Youth	United States	3139439	03	Granted/Registered
Visible Youth	Australia	768865	03, 05	Granted/Registered
Visible Youth	Canada	A393144	03, 05	Granted/Registered
Visible Youth	France	1590434	03, 05	Granted/Registered
Visible Youth	Japan	2457750	03	Granted/Registered
Visible Youth	Switzerland	508958	03, 05	Granted/Registered
Visible Youth	EU Community	002984367	03, 05	Granted/Registered
Visible Youth	EU Community	015447592	03, 05	Application
VY Logo	EU Community	015454051	03, 05	Application
Visible Youth	PR China	12407092/12407091	03, 05	Application

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

On April 20, 2015 the Company received a notice of Change of Solicitors from Glycobiosciences, the alleged requesting party. Glycobiosciences has not filed a response in a timely manner and on April 24, 2015 the Company filed a response requesting that the matter be dismissed for delay. On April 28, 2015 the Company was notified by the Federal Court that the alleged applicant will be required to bring a Motion requesting an extension of time to file a response. On July 8, 2015 the Federal Court issued a Notice of Status Review because more than 180 days have elapsed since the issuance of the Notice of Application. Accordingly, the Applicant now had until July 23, 2015, to serve and file representations stating the reasons why the proceeding should not be dismissed for delay. On July 30, 2015 the Company filed its written Submissions in response. On August 6, 2015 the Applicant filed its reply to the Company’s response. On August 19, 2015 the Federal Court found that the application should not be dismissed for delay and ordered that the application proceed as a specially managed proceeding under a Case Management Judge. On September 16, 2015 a Case Management Judge was appointed. Despite repeated attempts both Glycobiosciences and its attorneys failed to supply dates for a case management teleconference and subsequently informed the Company that it was no longer represented by attorneys. Consequently, on November 17, 2015 the Company again asked the Federal Court that the matter be dismissed for delay. Glycobiosciences was given until December 19, 2015 by the Federal Court to retain new counsel in this matter.On December 8, 2015 Glycobiosciences retained new counsel. On January 12, 2016 Glycobiosciences discontinued the case putting an end to the Section 45 proceedings. As a result, the Company maintains its Canadian trademark.

In the course of preparing the affidavit in the Section 45 proceedings the Company discovered that Glycobiosciences has been offering for sale and selling “VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and alleged that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant had until July 9. 2015 to file a reply. As no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc. On August 25, 2015 an Affidavit of Documents was received from Glycobiosciences. The Company responded on September 4, 2015 and has had no formal response to date. The Company has been in correspondence with the defendant and its respective attorneys since September 17, 2015 concerning a settlement of outstanding matters and since January 12 concerning costs in respect of Section 45 proceeding. Communication from the defendant is however slow and infrequent.

Page│7

The Company received a further Section 45 Notice by Glycobiosciences from the Canadian Intellectual Property Office dated June 22, 2016 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company remains confident that its trademark will prevail.

On September 17, 2015 the Company discovered that Glycobiosciences had applied for and been granted a trademark for Visible Youth in the European Union on May 10, 2015. No system of searches for prior trademark registration exists in the European Union prior to grant. On September 18, 2015 the Company filed an application for a declaration of invalidity of Glycobiosciences trademark due to the Company’s earlier granted trademark. On March 18, 2016 Glycobiosciences filed a response to the Company’s application for invalidity. On June 6, 2016 the Company filed its response and Glycobiosciences have until August 14, 2016 to submit their reply. The Company intends to vigorously defend its Visible Youth trademark.

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

We currently plan to undertake two marketing clinical studies on two Visible Youth products; namely, the Visible Youth Repairing Serum and the Visible Youth Moisturising Day Cream SPF20.

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

Page│8

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

Page│9

In February, 2013 the company changed its management responsibilities, subsequently restructured its balance sheet and refocused its activities on the re-launch of its products to the US consumer market. As part of our new strategy to be market driven we decided to seek external professional help on our future marketing strategy as part of the Restructuring Plan. We engaged a US based consultancy firm with a unique set of skills and extensive beauty industry experience and relationships to undertake an audit of the Visible Youth products and brand and to help reposition the brand and develop a strategy for its re-launch in the US and other markets, both as a consumer and professional brand. The principals of this firm have over 80 years of combined experience within the beauty and professional services businesses. We also prepared a business and marketing plan to enable us to commence the next step of the exercise, namely a “refreshed design” and creative concepts, the creation of a retail plan and ultimately commercialization and re-launch. On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During the period the Company also engaged a product formulation and manufacturing company and is currently in the process of reformulating its first six consumer products containing HA and bioactive glass. The first complete skincare system will comprise: Visible Youth Cleansing melt, Visible Youth Pro Skin Facial Serum, Visible Youth Under Eye Super Serum, Visible Youth Moisturising Day Cream SPF20, Visible Youth Renewal Night Cream, and Visible Youth Resurfacing Toner. In addition, the Company engaged design consultancy firms to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is well advanced and the new formulations and brand identity are expected to be completed by the end of the current quarter. The Company then intends to place the products on three months accelerated stability and to conduct various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of two further marketing clinical studies for the Visible Youth Pro Skin Facial Serum and our Visible Youth Moisturising Day Cream SPF20 as soon as resources are available. It is expected that final study results will be available approximately four months after their start.

In March 2016, the Company’s Board of Directors announced that having considered its options it had decided to take a low risk approach to the market launch of its products and not to seek to build its own US consumer marketing structure but to utilize the services of marketing partners with established and proven infrastructures. In the opinion of the Board this will enable the Company to bring the products to market quicker and at less cost and risk to shareholders. Implicit in this was the realization that the Company neither had the personnel resources or financial resources to fully commercialize its technology and products on its own. Consequently, the Company started to seek wider strategic collaboration partners as well as marketing and licensing partners.

If study results are satisfactory and necessary funding and collaboration or marketing partners can be obtained, management aims to re-launch the Visible Youth products in the consumer markets in Europe and the USA approximately six to nine months from clinical study completion.

Additional funding will be required to implement the marketing plan and to conduct the clinical studies to support the marketing plan. There can be no assurance that the Company will be able to secure the required additional funding on terms acceptable to the Company or at all.

Marketing Strategy and Distribution Methods

The Company’s overall marketing strategy is to continue to develop and market a full line of cosmetic and cosmeceutical products, the main active ingredients of which are HA and bioactive glass. All Visible Youth products are intended to be competitively priced in the mid- to upper-quadrant of high quality products and brands.

Direct to Consumer

We plan to take a lower cost and lower risk approach to the launch of our consumer products in the US by utilizing the services of established marketing and collaboration partners with proven marketing, sales and distribution infrastructure. We will also consider licensing the Visible Youth consumer products or other wider collaboration structures, if in the opinion of the board this would be beneficial based on cost and time to market.

We may also first launch the product range in Europe, given the ready availability of premium cosmetic formulation, branding and contract manufacturing, prior to transitioning the product to the US market.

We intend to market our products in the US via a US marketing partner to the consumer through a combination of major prestige beauty and grooming retailers, home shopping and on-line retail. We plan to focus on prestige beauty retailers who want to expand and stock the best, most innovative and differentiated yet simple anti-aging products on the market. Our target consumers are young women and men ages 25-35 who are becoming educated about the onset of ageing and medium to older consumers ages 35 – 65 who are concerned with anti-aging treatments and are versed consumers in beauty treatments and devices. We also believe that Home Shopping could be a major venue for our products. Home shopping, also known as e-commerce, commonly refers to the electronic retailing/home shopping channels industry, which includes such billion dollar television-based and e-commerce companies as QVC, HSN, and other Television based shopping channels. QVC for example reaches 250 million homes and had online sales in 2012 of $9 billion. We also plan to make use of new communication methods such as blogs, web-based social networks (Facebook, Twitter, You Tube), email, etc., to introduce, and seek to acquire customers for Visible Youth On-Line sales. This will require significant modification to the current Visible Youth web-site to take account of the new branding and the most up-to-date web-site design and functionality (www.visibleyouth.com). On-Line sales have the potential to be a significant revenue stream. We also plan to focus on cost effective marketing campaigns to support the brand through fashion magazines, Blogs and On-Line forums and to identify “brand representatives” within beauty and fashion who could act as spokespeople for the brand.

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

Page│10

Management is currently pursuing a wider strategic collaboration under a plan of reorganisation to enable the commercialisation of its technologies and products. In the event that this collaboration does not progress management will evaluate alternative options and structures to enable the Company to commercialize it technologies and products. These range from Licensing and marketing arrangements to alternative strategic collaborations and the sale of its assets.

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

Kyowa Hakko, our historic supplier of Hyaluronan has informed the Company that it is no longer able to supply HA. We have identified and tested six alternative sources of HA which meet our specifications, and have selected our two preferred candidates which are both currently being used in formulation activities. We intend to qualify two alternative sources of HA for our future products.

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

Page│11

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

Page│12

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

In the course of preparing the affidavit in the Section 45 proceedings the Company discovered that Glycobiosciences has been offering for sale and selling “VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and alleged that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant had until July 9. 2015 to file a reply. As no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc. On August 25, 2015 an Affidavit of Documents was received from Glycobiosciences. The Company responded on September 4, 2015 and has had no response to date. The Company has been in correspondence with the defendant and its respective attorneys since September 17, 2015 concerning a settlement of outstanding matters and since January 12 concerning costs in respect of Section 45 proceeding. Communication from the defendant is however slow and infrequent.

The Company received a further Section 45 Notice by Glycobiosciences from the Canadian Intellectual Property Office dated June 22, 2016 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company remains confident that its trademark will prevail.

On September 17, 2015 the Company discovered that Glycobiosciences had applied for and been granted a trademark for Visible Youth in the European Union on May 10, 2015. No system of searches for prior trademark registration exists in the European Union prior to grant. On September 18, 2015 the Company filed an application for a declaration of invalidity of Glycobiosciences trademark due to the Company’s earlier granted trademark. . On March 18, 2016 Glycobiosciences filed a response to the Company’s application for invalidity. On June 6, 2016 the Company filed its response and Glycobiosciences have until August 14, 2016 to submit their reply . The Company intends to vigorously defend its Visible Youth trademark.

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

Page│13

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

The following table specifies the high and low bid quotations for the Company’s common stock for the periods indicated. These quotations indicate prices among securities dealers, do not include retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

Period	High	Low

Quarter ended April 30, 2016	$.005	$.003
Quarter ended January 31, 2016	$.011	$.003
Quarter ended October 31, 2015	$.011	$.006
Quarter ended July 31, 2015	$.020	$.008
Quarter ended April 30, 2015	$.060	$.010
Quarter ended January 31, 2015	$.020	$.010
Quarter ended October 31, 2014	$.015	$.010
Quarter ended July 31, 2014	$.020	$.010

Shares of our common stock are issued in registered form. VStock Transfer, LLC 18 Lafayette Place, Woodmere, NY 11598 Telephone 212-828-8436 is the registrar and transfer agent for our common shares. On April 30, 2016 we had 113,951,705 shares outstanding.

As of April 30, 2016, the approximate number of holders of our common stock is 33.

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

Page│14

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

RECENT SALES OF UNREGISTERED SECURITIES

On June 24, 2015, we completed a financing pursuant to a securities purchase agreement (the “SPA”) with Vis Vires Group, Inc. (“VVG”) dated June 19, 2015 under which we borrowed $43,000 through the issue of a convertible promissory note (the “VVG Note”).

The VVG Note was due on March 23, 2016 and beared interest at 8% per annum. The VVG Note became convertible 180 days after the date of the note. The VVG Note and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. On December 28, 2015, VVG elected to convert $12,000 of the principal amount of the VVG Note into the Company’s common stock. On December 30, 2015 the Company issued seven million fifty eight thousand eight hundred and twenty four (7,058,824) common shares of its stock to VVG to satisfy the conversion pursuant to the terms of the VVG Note. On March 23, 2016, the Company repaid in full the outstanding principal and interest on the VVG Note in the amount of $33,344. In the event of non-payment, the Company would have been due to pay 150% of the then outstanding principal plus interest and the interest rate would have increased from 8% to 22% per annum until repaid or conversion took place. The issuance of the VVG Note and the issuance of common stock pursuant to VVG’s election to partially convert the VVG Note was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder. The foregoing description of SPA and the VVG Note does not purport to be complete and is qualified in its entirety by reference to the complete text of the foregoing documents, which were filed as Exhibits 10.1 and 10.2 for our Form 8-K filed on June 25, 2015 all of which are incorporated herein by this reference.

On August 1, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) which was amended on February 3, 2016 to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. As consideration for the services provided under the agreement as amended, the Company will pay Snowbell fees monthly as invoiced and issued 3,875,000 common shares to satisfy £20,000 of the Company’s obligations to Snowbell. The agreement contains certain anti dilution provisions in the event that the Company issues shares to non-related third parties of less than $0.008 per share during the 9 month period from the date of the agreement. The shares were issued in two equal tranches of 1,937,500 shares on August 13, 2015 and February 22, 2016. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 19, 2015, the Company entered into a services agreement with StockVest pursuant to which StockVest will provide certain communication and investor relation services. As consideration for these services, the Company has paid StockVest $16,000 satisfied through the issue of 2,000,000 common shares. The agreement contains certain anti dilution provisions in the event that the Company issues shares to non-related third parties of less than $0.008 per share during the 12 month period from the date of the agreement. The shares were issued on August 19, 2015. The sale of these securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

As at April 30, 2016 there were 113,951,705 shares of common stock issued out of the authorized 600,000,000 common shares.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the period the Company has continued prosecution and protection of its patent and trademark portfolio. In April 2015, the Company received Notice of Allowability for its base patent in Japan which subsequently issued. On May 5, 2015 the Company announced the acceptance by the US Patent and Trademark Office of a new patent application for the use of HA and bioactive glass to enhance and extend the beneficial cosmetic effects of certain non-surgical dermal interventions, in particular the anti-wrinkle effects of cosmetic treatments associated with aesthetic injectables such as Botox (botulinum toxin) and cosmetic dermal fillers. Additional applications may include the alleviation of symptoms of rosacea such as redness, dryness and itchiness. An international application under the Patent Cooperation Treaty has also been accepted.

Page│15

On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During the period the Company also engaged a product formulation and manufacturing company and is currently in the process of reformulating its first six products. The first complete skincare system will comprise: Visible Youth Cleansing melt, Visible Youth Pro Skin Facial Serum, Visible Youth Under Eye Super Serum, Visible Youth Moisturising Day Cream SPF20, Visible Youth Renewal Night Cream, and Visible Youth Resurfacing Toner. In addition, during the prior quarter the Company engaged a design consultancy to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is well advanced and the new formulations and brand identity are expected to be completed by the end of the current quarter. The Company then intends to place the products on three months accelerated stability and to conduct various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of two further marketing clinical studies for the Visible Youth Pro Skin Facial Serum and our Visible Youth Moisturising Day Cream SPF20 as soon as resources are available. It is expected that final study results will be available approximately four months after their start.

Having considered its options the Board announced in March 2016 that it had decided to take a low risk approach to the market launch of its products and not to build its own US consumer marketing structure but to utilise the services of marketing partners with established and proven infrastructures. In the opinion of the Board this will enable the Company to bring the products to market quicker and at less cost and risk to shareholders. Implicit in this was the realization that the Company neither had the personnel resources or financial resources to fully commercialize its technology and products on its own. The Company has signed a non-binding term sheet and binding option agreement in respect of a wider strategic collaboration under a plan of reorganisation to allow for the commercialisation of its technologies and products. The Company has also continued discussions with other potential marketing and licensing partners for the US and Europe in respect of our Visible Youth professional and consumer products

If study results are satisfactory and necessary funding and collaboration or marketing partners can be obtained, management aims to re-launch the Visible Youth products in the consumer markets in Europe and the USA approximately six to nine months from clinical study completion.

There can be no assurances, however, that management’s efforts to obtain additional funding and collaboration, licensing or marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

Consolidated balance sheets – April 30, 2016

Cash

At April 30, 2016 the Company had $2,847 of cash on hand, an increase of $1,265 from the April 30, 2015 balance of $1,582, mainly because of advances from a related party.

Goodwill

On October 31, 2015, the Company acquired 100% of the issued and outstanding shares of Visible Youth Ltd. for a consideration of $2,500. Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at October 31, 2015.

Accounts payable and accrued liabilities

At April 30, 2016 accounts payable and accrued liabilities was $271,635, an increase of $35,834 from the April 30, 2015 balance of $235,801. The increase represented accruals pursuant to various consulting agreements for the provision of services principally in respect of patents and trademarks, business development and product formulation activities.

Accounts payable to related parties (including accounts payable to related parties convertible into shares)

At April 30, 2016 accounts payable to related parties including accounts payable to related parties convertible into shares was $324,207, an increase of $250,500 from the April 30, 2015 balance of $73,707. The increase represents accrual of consulting and remuneration charges in connection with the consulting and employment agreement amendments effective August 1, 2015 and signed on November 19 and November 25, 2015.

Page│16

Advances from related parties (including advances from a related party convertible into shares)

At April 30, 2016 advances from related parties including advances from a related party convertible into shares was $402,029, an increase of $131,123 from the April 30, 2015 balance of $270,906. The increase represents additional advances from related parties during the year ended April 30, 2016 to meet the working capital requirements of the Company.

Common stock

At April 30, 2016, there were shares of 113,951,705 common stock issued and outstanding as compared to common stock 101,017,881 as at April 30, 2015. The increase represents issuance of 12,933,824 common stock during the year ended April 30, 2016 as described in Part II - ITEM 5. ; Recent Sales of Unregistered Securities.

Accumulated other comprehensive income

The Company has a 100% owned subsidiary in Canada. In the consolidation of the Canadian subsidiary a translation adjustment was resulted which is not reflected in the statement of operations. This translation adjustment is maintained in the consolidated statement of stockholders’ equity. The balance at April 30, 2016 was $8,809, an increase of $9,748 from the April 30, 2015 balance of $(939).

Consolidated statements of operations – April 30, 2016

Sales

Sales for the year ended April 30, 2016 were $613 compared to the previous year of $730. Management is currently seeking additional financing for ongoing project management and formulation costs, to complete the design work currently underway for the consumer rebranding and packaging, to manufacture prototypes for studies and promotion, to undertake marketing clinical studies on the Visible Youth Repairing Serum and the Visible Youth Moisturising Day Cream SPF20, to pay on-going patent and consultancy costs and to provide working capital. Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers.

Expenses

General & administrative.

General & administrative expenses incurred for year ended April 30, 2016 were $21,664 compared to the $21,159 incurred in the year ended April 30, 2015. The change is not significant as the expenditures remained relatively consistent to the year ended April 30, 2015.

Legal and professional fees.

Legal and professional fees for the year ended April 30, 2016 were $436,263 compared to $69,570 incurred for the year ended April 30, 2015, respectively. The significant increase of $366,693 is mainly due to recording of $250,500 in management fees in connection with consulting and employment agreement amendments finalized during the year ended April 30, 2016. The other increase is associated with increase in patent registration and the related product formulation and business development activities during the year ended April 30, 2016.

Marketing

Marketing expense for the year ended April 30, 2016 represents fair valuation of issuance of 2,000,000 shares to a consultant in connection with marketing activities.

Other income.

Other income represents a reduction in the Company’s obligations in respect of consultancy services provided pursuant to an amendment agreement with Nolex LLC effective April 30, 2015.

Page│17

Impairment of goodwill.

On October 31, 2015, the Company acquired 100% of the issued and outstanding shares of Visible Youth Ltd. for a consideration of $2,500. Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at April 30, 2016.

Interest expense.

Interest expense for the year ended April 30, 2016 were $138,937 compared to $54,708 for the year ended April 30, 2015. For the current year ended April 30, 2016 interest expense of $107,143 (2015: $54,708) represents beneficial conversion feature of the advances from a related party, $29,449 (2015: $Nil) represents accretion expense on the convertible promissory note obtained and settled during the current year and $2,345 (2015: $Nil) represents interest expense on the convertible promissory note.

Liquidity and Capital Resources

At April 30, 2016, the Company had a working capital deficit of $995,024 compared to a working capital deficit of $578,832 at the year ended April 30, 2015. The increase in working capital deficit is due entirely to the continued losses of the Company.

At April 30, 2016 the total assets were $2,848 as compared to the total assets $1,582 at April 30, 2015. The increase is due to the increase in cash balance.

Income Taxes

At April 30, 2016, the Company had potential unused net operating loss carryovers of approximately $3,089,331 (April 30, 2015: $2,476,581). These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carryovers which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the year ended April 30, 2016, the Company continued to rely on advances from Mercuriali Ltd a company controlled by the Company’s CEO.

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

Page│18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SEALE AND BEERS, CPAs

PCAOB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enhance Skin Products, Inc.

We have audited the accompanying balance sheets of Enhance Skin Products, Inc. as of April 30, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2016. Enhance Skin Product, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enhance Skin Products, Inc. as of April 30, 2016 and 2015, and the results of its operations and comprehensive loss, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has minimal revenues, has negative working capital at April 30, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
July 21, 2016

Page│19

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED BALANCE SHEETS

AS AT APRIL 30, 2016 AND 2015

(Expressed in United States Dollars)

	2016	2015
	$	$
ASSETS
Cash	2,847	1,582
Total current assets	2,847	1,582

Goodwill (Note 10)	1	—
Total assets	2,848	1,582

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued liabilities	271,635	235,801
Accounts payable to related parties (Note 5)	75,607	457
Accounts payable to related parties convertible into shares (Note 5)	248,600	73,250
Advances from a related party (Note 5)	96,489	96,489
Advances from a related party convertible into shares (Note 5)	305,540	174,417
Total current liabilities	997,871	580,414
Total liabilities	997,871	580,414

Stockholders’ deficit
Authorized:
600,000,000 common shares par value $0.001 as of April 30, 2016 (April 30, 2015: 300,000,000 common shares) - (Note 6)
Issued and outstanding 113,951,705 common shares as of April 30, 2016 (April 30, 2015: 101,017,881 common shares) - (Note 6)	113,951	101,017
Additional paid-in capital	1,971,548	1,797,671
Accumulated other comprehensive gain/(loss)	8,809	(939)
Accumulated deficit	(3,089,331)	(2,476,581)
Total stockholders’ deficit	(995,023)	(578,832)
Total liabilities and stockholders’ deficit	2,848	1,582

See accompanying notes

Page│20

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

(Expressed in United States Dollars)

	2016	2015
	$	$

SALES	613	730

EXPENSES
General and administrative	21,664	21,159
Legal and professional fees	436,263	69,570
Marketing	14,000	279
Total operating expenses	471,927	91,008

Other Income (Note 11)	—	(30,000)
Impairment of goodwill (Note 10)	2,499
Interest expense (Notes 8 and 9)	138,937	54,708
Net loss for the year before income taxes	(612,750)	(114,986)

Income taxes	—	—
Net loss for the year	(612,750)	(114,986)

Foreign currency translation adjustment	9,733	318
Comprehensive loss	(603,017)	(114,668)

Loss per share, basic and diluted	(0.0057)	(0.0011)

Weighted average number of common shares outstanding	106,707,188	101,017,881

See accompanying notes

Page│21

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED APRIL 30, 2016 and 2015

(Expressed in United States Dollars)

	Common stock		Shares to be issued	Additional paid-in	Accumulated other comprehensive	Accumulated
	Shares	Amount	Amount	capital	loss	deficit	Total
		$	$	$	$	$	$
As at April 30, 2014	100,267,881	100,267	750	1,742,963	(1,257)	(2,361,595)	(518,872)
							—
Issuance of shares for services (Note 6)	750,000	750	(750)	—	—	—	—
							—
Beneficial conversion feature on advances (Note 8)	—	—	—	54,708	—	—	54,708
							—
Foreign currency translation	—	—	—	—	318	—	318
							—
Net loss for the year	—	—	—	—	—	(114,986)	(114,986)
As at April 30, 2015	101,017,881	101,017	—	1,797,671	(939)	(2,476,581)	(578,832)

Issuance of shares for services (Note 6)	5,875,000	5,875	—	32,344	—	—	38,219

Beneficial conversion feature on advances (Note 8)	—	—	—	107,143	—	—	107,143

Beneficial conversion feature on promissory note (Note 8)	—	—	—	29,449	—	—	29,449

Conversion of promissory note (Note 8)	7,058,824	7,059		4,941			12,000

Foreign currency translation	—	—	—	—	9,748	—	9,748

Net loss for the year	—	—	—	—	—	(612,750)	(612,750)

As at April 30, 2016	113,951,705	113,951	—	1,971,548	8,809	(3,089,331)	(995,023)

See accompanying notes

Page│22

ENHANCE SKIN PRODUCTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED APRIL 30, 2016 and 2015

(Expressed in United States Dollars)

	2016	2015
	$	$

OPERATING ACTIVITIES
Net loss for the year	(612,750)	(114,986)

Other Income		(30,000)
Beneficial conversion feature on advances from a related party	107,143	—
Accretion expense on convertible promissory note	29,449	54,708
Shares issued against consulting and marketing expenses	38,218	—
Impairment of goodwill	2,499	—

Net change in non-cash working capital balances:
Accounts payable to related parties	75,150	—
Accounts payable to related parties convertible into shares	175,350	—
Accounts payable and accrued liabilities	35,834	35,698
Cash used in operating activities	(149,107)	(54,580)

FINANCING ACTIVITIES
Proceeds from issuance of promissory convertible note	43,000	—
Repayment of promissory convertible note and interest	(33,500)	—
Advances from a related party convertible into shares	131,123	54,708
Cash provided by financing activities	140,623	54,708

Net increase in cash during the year	(8,484)	128
Effect of foreign currency translation	9,749	318
Cash, beginning of the year	1,582	1,136
Cash, end of year	2,847	1,582

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

Page│23

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 1. BASIS OF PRESENTATION

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

The Company is now a developer of premium cosmetics and cosmeceutical products marketed under its “Visible Youth trademark. Cosmeceuticals are topically applied products containing ingredients that influence the biological function of skin and can be described as a marriage between cosmetics and pharmaceuticals. These products may improve the appearance and condition of the skin by delivering nutrients or protectants necessary for healthy skin.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and all highly liquid financial instruments with original purchased maturities of three months or less. At April 30, 2016 the Company had a cash balance of $2,847 compared to a cash balance of $1,582 at April 30, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, account receivable and prepayments. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Page│24

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

The Company’s revenue is generated primarily from the sale of its line of skin care products. The Company recognizes product sales generally at the time the product is shipped. In certain instances the Company recognizes revenue on a C.O.D. basis. Concurrent with the recognition of revenue, the Company is determining a suitable provision for the estimated cost of product returns. Once this provision is determined revenue will be reduced for estimated product returns. However, as of April 30, 2016 there have been no product returns. Sales incentives are classified as a reduction of revenue and are recognized when revenue is recognized. Shipping and handling charges to the customer are included in revenue and the associated costs are included in cost of goods sold. Although the Company has written down the inventory to nil as the value of the inventory is considered to be impaired due to lack of significant sales the products are still available for sale on the Company’s web site.

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

PRODUCT DEVELOPMENT COSTS

Product development costs are expensed as incurred. Product development expenses were nil for the years ended April 30, 2016 and 2015.

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

Page│25

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at April 30, 2016 the Company has a working capital deficit of $ 995,024 (2015: $578,832) and accumulated deficit of $3,089,331 (2015: $2,476,581). The Company has relied on advances from its former CEO, director, Mercuriali Ltd and a related party to meet the working capital requirements. On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. On December 28, 2015, Vis Vires Group Inc. issued a notice of conversion and elected to convert $12,000 of the principal amount at an applicable conversion price of $0.0017 per share of common stock. Resultantly, the Company issued 7,058,824 shares of common stock. The principal amount and interest in total of $33,500 was paid on March 23, 2016. On September 29, 2015, as amended January 22, 2016, Mercuriali Ltd agreed to advance the Company an additional $90,000. Effective March 21, 2016, the Company entered into a Loan Agreement (Amendment 5) with Mercuriali Ltd. and Samuel Asculai providing for an increase in the loan amounts by Mercuriali Ltd. and Samuel Asculai in the event no additional third party monies are received by the Company from US$90,000 to US$150,000.

On July 7, 2016, the Company and Biosurface Limited (“Biosurface”) entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Biosurface a secured promissory note in the amount of $100,000 (the “Note”).

The Option Agreement grants Biosurface an option to acquire substantially all of the Company’s assets under a plan of reorganization (the “Option”). The consideration payable upon exercise of the Option is a sum equal to £3,030,000 ($3,912,033 ) comprised of £2,760,000 ( $3,563,436 ) in shares of Biosurface, less all sums due and owing under the Note, and the assumption of certain liabilities of the Company to the value of £270,000 ($348,597 ). The Option expires on July 31, 2016 and the US$100,000 was received by the Company on July 12, 2016.

Under the Note, Biosurface agreed to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into a strategic collaboration via an asset purchase agreement (the “APA”). See Note 12: Subsequent Events.

Page│26

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 4. GOING CONCERN (continued)

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the continued financial support of Mercuriali Ltd, and the Company’s successful efforts to conclude the APA or to obtain and continue to obtain alternative additional funding, obtain alternative licensing, marketing or collaboration partners to enable it to reposition and re-launch its product line and generate sales and then attain profitable operations.

Additional financing will be required for ongoing project management and product development costs, to complete the design work currently underway for the consumer rebranding and packaging, to manufacture prototypes for studies and promotion, to undertake marketing clinical studies, to pay on-going patent and trademark costs and to provide day to day working capital. Further funding will also be required to manage the launch process, design and implement e-Commerce platforms, undertake any additional marketing clinical studies, marketing, advertising and media support, and to provide working capital prior to market launch.

Management is consequently focused on concluding the APA prior to July 31, 2016. In the event this strategic collaboration does not progress, management intends to pursue alternative funding structures including debt and equity finance, asset sales, licensing, marketing partnerships and alternative wider strategic collaborations. There can be no assurances, however, that management’s efforts to conclude the APA or to obtain alternative funding, licensing partners, marketing partners or enter into alternative strategic collaborations on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

In addition, on November 19, 2015 as amended effective March 21, 2016 the Company’s President & CEO, CSO and General Counsel have agreed to amend their respective Consultancy Agreements and Employment Agreement such that payment for services is contingent upon the Company having completed cumulative financings of at least one million United States dollars ($1,000,000) prior to April 30, 2017. Each of these agreements was amended to bring forward the start of remuneration payments with such payment being contingent on receipt of Transaction Monies (as such term is defined in the agreements), in exchange for a reduction in minimum payment obligations and minimum termination payments payable in certain circumstances. In the opinion of the Board the revised remunerations structure incentivizes management, aligns better with the Company’s future strategy and service requirements, and reduces the potential cost on a change of control which may have had a negative effect on future potential corporate transactions.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES

The details of balances due to related parties are as follows:

	April 30, 2016	April 30, 2015
	$	$

Unpaid remuneration	75,150	—
Unreimbursed expenses	457	457
Accounts payable to related parties	75,607	457

Unpaid remuneration	215,412	40,062
Balances owing to Mercuriali Ltd.	33,188	33,188
Accounts payable to related parties convertible into shares	248,600	73,250

Advances from a related party	96,489	96,489

Advances from a related party convertible into shares	305,540	174,417

Page│27

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

ACCOUNTS PAYABLE TO RELATED PARTIES:

The outstanding balance comprise of unpaid remuneration to related parties and a balance due in connection with unreimbursed expenses detailed below:

Unpaid remuneration

The outstanding balance of $75,150 as at April 30, 2016 represents the cash element of amounts due to related parties in connection with the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015.

On February 13, 2013 Mr Donald Nicholson was appointed to the roles of President, CEO and CFO of the Company. On March 5, 2013 the Company entered into a consulting agreement with Mercuriali for the services of Mr. Nicholson as the Company’s President, CEO and CFO (the “Mercuriali Consulting Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015 and March 21, 2016 (the “Mercuriali Amendment Agreements”).

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

On March 5, 2013, as amended March 3, 2014 Dr. Asculai, and Biostrategies (a company wholly owned by Dr. Asculai) entered a termination agreement with the Company terminating the employment agreement with Dr. Asculai as President and CEO. Pursuant to this termination agreement upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees under Dr. Asculai except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receivingcumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic.

On March 5, 2013 Biostrategies entered into a new consulting agreement with the Company for the services of Dr. Asculai as the Company’s CSO (the “Asculai Consulting Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015 and March 21, 2016 (the “Asculai Amendment Agreements”).

Mr. Puseljic had a 10-year service agreement with the Company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel with base fees of $150,000 per annum. At March 5, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. On March 5, 2013 Mr. Puseljic entered a termination agreement with the company as amended March 3, 2014 (the “Puseljic Termination Agreement”) terminating the service agreement and pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031.25 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company reveivingcumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000).

On March 5, 2013 Mr. Puseljic entered into a new employment agreement with the Company (the “Puseljic Employment Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015 and March 21, 2016 (the “Puseljic Amendment Agreements”).

Page│28

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

Under the Mercuriali Amendment Agreements, the Asculai Amendment Agreements and the Puseljic Amendment Agreements, the Corporation may be liable to pay $21,000 to each of Mr. Asculai and Mr. Puseljic and $35,500 to Mercuriali for the period August 1, 2015 to October 31, 2015 to be satisfied seventy percent (70%) in common shares of Corporation at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period November 1, 2015 to January 31, 2016, service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period from February 1, 2016, service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at the weighted average price of the new shares issued to non-related third parties after the March 21, 2016 (excluding shares issued under the VVG Note) and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017.

The foregoing information regarding the Mercuriali Consulting Agreement and the Mercurial Amendment Agreements are not intended to be complete and are qualified in their entirety by reference to the complete text of the Mercuriali Consulting Agreement, which is attached as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Mercurial Amendment Agreements which were attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014, as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

The foregoing information regarding the Asculai Consulting Agreement and the Asculai Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Asculai Consulting Agreement, which was attached as Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Asculai Amendment Agreements which were attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

The foregoing information regarding the Puseljic Employment Agreement and the Puseljic Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Puseljic Employment Agreement, which was attached as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Puseljic Amendment Agreements which were attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014, as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

On November 25, 2015, the Company and Mr. Frode Botnevik entered into a Director’s Services Agreement effective August 1, 2015 relating to Mr Botnevik’s services as a Director of the Company (the “Botnevik Services Agreement”) as amended by an agreement effective March 21, 2016 (the “Botnevik Services Amendment”). Under the Botnevik Services Agreement and the Botnevik Services Amendment, the Corporation may be liable to pay $2,500 to Mr. Botnevik for the period August 1, 2015 to October 31, 2015 to be satisfied seventy percent (70%) in common shares of Corporation $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017.

Page│29

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

For the period November 1, 2015 to January 31, 2016, service fee obligations under the Botnevik Services Agreement and Botnevik Services Amendment comprises a quarterly retainer of two thousand five ($2,500) United States dollars for up to twenty five (25) hours of Services per quarter, plus one hundred United States dollars ($100) per hour of Services provided in excess of twenty five (25) hours per quarter based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period from February 1, 2016, service fee obligations under the Botnevik Services Agreement and Botnevik Services Amendment comprises a quarterly retainer of two thousand five ($2,500) United States dollars for up to twenty five (25) hours of Services per quarter, plus one hundred United States dollars ($100) per hour of Services provided in excess of twenty five (25) hours per quarter based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at the weighted average price of the new shares issued to non-related third parties after the March 21, 2016 (excluding shares issued under the VVG Note) and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017.

The foregoing information regarding the Botnevik Services Agreement and the Botnevik Services Amendment are not intended to be complete and are qualified in their entirety by reference to the complete text of the Botnevik Services Agreement which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and the Botnevik Services Amendment which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

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

At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgives all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receivingcumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.

Further, the unpaid fee balance of Dr. Asculai of $20,031 described in the following paragraph, together with the associated share conversion, was also transferred to Mr. Puseljic’s balance. Therefore, Mr. Puseljic’s balance of $40,062 is included in total unpaid remuneration balance as at April 30, 2016, which amount will be converted into ten million six hundred fifty four thousand nine hundred and twenty (10,654,920) common shares of the Company’s stock upon the Company receiving cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000).

Page│30

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

The Company incurred monthly consulting fee expenses of $12,500 to either Biostrategies or Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013, $400,625 of these expenses were unpaid On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receiving cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic, which amounted to $40,062 at April 30, 2016.

In addition, the outstanding balance as at April 30, 2016 includes $175,350 representing amounts due to related parties, which may be payable in shares, under the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015 as summarised above under Accounts Payable to Related Parties; Unpaid remuneration.

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of April 30, 2016 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company. Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company receiving additional Transaction Monies (as such term is defined in the relevant agreements) of at least $250,000, Mercuriali shall convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share. The balance is secured by all of the assets of the Company and does not bear interest.

ADVANCES FROM A RELATED PARTY

As of April 30, 2016, the Company owes $96,489 (2015 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013. This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to the Loan Agreement . As at April 30, 2016, Mercuriali has advanced a total of $305,540 (April 30, 2015 - $174,417) to the Company pursuant to the Loan Agreement. Mercuriali shall convert $186,943 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share and $118,597 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.0018 per share upon the Company receiving additional Transaction Monies (as such term is defined in the relevant agreements) of at least $250,000.

Page│31

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 5. RELATED PARTY TRANSACTIONS AND BALANCES (Continued)

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

Effective March 21, 2016, the Company entered into a Loan Agreement (Amendment 5) with Mercuriali Ltd. and Samuel Asculai This agreement amends loan agreements between the parties dated March 4, 2013, March 3, 2014, September 29, 2015 and January 22, 2016 and provides for an increase in the loan amounts by Mercuriali Ltd. and Samuel Asculai in the event no additional third party monies are received by the Company from US$90,000 to US$150,000. Upon certain conditions set out in the Loan Agreement (Amendment 5), the amounts so loaned by Mercuriali Ltd. and Samuel Asculai will be convertible into common shares of the Company at $0.0018, based on the conversion price at which the promissory note the Company issued to Vis Vires converted or was repaid.

The advances from Mercuriali Ltd and Samuel Asculai are secured on all of the assets of the Company and do not bear interest.

NOTE 6. STOCKHOLDERS’ DEFICIT

COMMON SHARES - AUTHORIZED

As at April 30, 2016, the Company had 600,000,000 common shares authorized (April 30, 2015: 300,000,000 common shares). The common shares have a $0.001 par value. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

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

Page│32

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 6. STOCKHOLDERS’ DEFICIT (Continued)

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

On February 22, 2016, the Company issued 1,937,500 shares of common stock to Snowbell Management Limited in connection with their services to develop the Visible Youth™ consumer skin care brand for its relaunch. These shares were valued at a rate of $0.0055 per share.

As at April 30, 2016 there were 113,951,705 shares of common stock issued and outstanding (April 30, 2015: 101,017,881 common shares).

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

At April 30, 2016, the Company had unused net operating loss carryovers of approximately $3,089,331 (2015: $2,476,581). These losses are available to offset taxable income and will expire between 2027 and 2034. The Company has not filed tax returns in the US since 2011 and has filed no Federal or Provincial returns in Canada to date. The Company is in the process of filing overdue tax returns which may have an impact on the amount of net operating loss carry overs which might be available to the Company.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Page│33

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 7. INCOME TAXES (continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory United States federal corporate income tax rate of 39% (2015 – 39%) to the net loss before provision for income taxes for the following reasons:

	April 30, 2016	April 30, 2015

Income tax benefit at statutory rate	$238,972	$44,845
Valuation analysis	(238,972)	(44,845)
Income tax benefit per books	$—	$—

Net deferred tax assets consist of the following components as of:

	April 30, 2016	April 30, 2015

NOL carryover	$1,193,290	$954,318
Valuation allowance	(1,193,290)	(954,318)
Net deferred tax asset	$—	$—

NOTE 8. CONVERTIBLE PROMISSORY NOTE

On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc., which was fully settled during the year ended April 30, 2016. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could be converted into shares of the Company’s common stock at a rate of 58% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The Note also contained certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults.

On December 28, 2015, Vis Vires Group Inc. issued a notice of conversion and elected to convert $12,000 of the principal amount at an applicable conversion price of $0.0017 per share of common stock. Resultantly, the Company issued 7,058,824 shares of common stock.

On March 23, 2016 the outstanding principal amount and unpaid interest at 8% per annum in the total amount of $33,500 became immediately due and payable. In the event of non-payment the company would become due to pay 150% of the then outstanding principal plus interest and the interest rate increases to 22% per annum until repaid or conversion took place. The holder’s ability to convert the note, however, was limited in that it would not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock. The holder had the right to waive this term upon 61 days’ notice to us. The principal amount and interest in total of $33,500 was paid on March 23, 2016.

The Company’s management determined the beneficial conversion feature of the note of $29,449 in accordance with the requirements of ASC Topic 470. The beneficial conversion feature determined at the time of note issuance has been credited to additional paid-in-capital and was accreted over the term of the note.

Page│34

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 9. INTEREST EXPENSE

	April 30, 2016	April 30, 2015

Beneficial conversion feature on advances from a related party	$107,143	$54,708
Accretion expense on convertible promissory note	$29,449	$—
Interest expense on convertible promissory note	$2,345	$—
Total interest expense	$138,937	$54,708

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances. Accretion expense of $29,449 and interest expense of $2,345 were recognized during the year ended April 30, 2016 (Also refer Note 8).

NOTE 10. BUSINESS ACQUISITION

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

Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at April 30, 2016.

NOTE 11. OTHER INCOME

Other income represents a reduction in the Company’s obligations in respect of consultancy services provided pursuant to an amendment agreement with Nolex LLC effective April 30, 2015 as further described in Recent Sales of Unregistered Securities above.

Page│35

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

NOTE 12. SUBSEQUENT EVENTS

On July 7, 2016, the Company and Biosurface Limited (“Biosurface”) entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Biosurface a secured promissory note in the amount of $100,000 (the “Note”).

The Option Agreement grants Biosurface an option to acquire substantially all of the Company’s assets under a plan of reorganization (the “Option”). The consideration payable upon exercise of the Option is a sum equal to £3,030,000 ($3,912,033) comprised of £2,760,000 ($3,563,436) in shares of Biosurface, less all sums due and owing under the Note, and the assumption of certain liabilities of the Company to the value of £270,000 ($348,597). The Option expires on July 31, 2016 and may only be exercised after the Note has been entered into and Biosurface has transferred sum equal to US$100,000 in accordance with the terms of the Note. The Company received the $100,000 on July 12, 2016.

Under the Note, Biosurface agrees to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into an asset purchase agreement (the “APA”). All unpaid principal is due and payable on or following the six month anniversary of the Note (the “Maturity Date”), the completion of the APA or upon an event of default as defined in the Note. The Note shall not accrue interest prior to the Maturity Date, but interest shall accrue at 5% per annum following the Maturity Date or following certain Events of Default as set out in the Note. The Note is secured by a first fixed and floating charge over the Company’s intellectual property.

In the event Biosurface exercises the Option, the strategic collaboration which contemplates the sale of the Company’s assets would be subject to the parties entering into the APA and the Company complying with all applicable state and federal law related to such sale.

The UK Pound Sterling (£) amounts have been converted into US dollars at the closing US$/£ sterling interbank spot rate on July 7, 2016 of 1.2911.

The foregoing description of Option Agreement and the Note does not purport to be complete and is qualified in its entirety by reference to the complete text of the documents, which are filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2016.

On July 15, 2016, the Company agreed to issue 1,937,500 shares of common stock to Snowbell Management Limited in connection with their services to develop the Visible Youth™ consumer skin care brand for its relaunch. These shares were valued at a rate of $0.00702 per share.

The Company’s management has evaluated subsequent events through the filing date of these consolidated financial statements and has determined that there are no other material subsequent events to report.

Page│36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the year covered by this report, being April 30, 2016. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that our internal control over financial reporting was not effective as of April 30, 2016. Management identified significant deficiencies in internal control over financial reporting.

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

Page│37

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Although we have not identified any material weaknesses with our financial reporting or any other significant deficiencies with our internal controls, no assurances can be given that there are no such material weaknesses or significant deficiencies existing.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes during the year ended April 30, 2016 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

The following table sets forth information regarding our current and proposed executive officers and directors:

Name	Age	Position with the Company	Served as an Officer and Director since

Donald Nicholson	57	President and Chief Executive Officer and Director(1)	Director since February 6, 2009 Officer since February 13, 2013

Frode Botnevik	68	Director	August 30, 2008

Samuel Asculai, Ph.D.	73	Chief Scientific Offer and Director(1)	August 30, 2008

Drasko Puseljic	48	General Counsel	March 5, 2013

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

Page│38

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

In 1980, Mr. Nicholson received a BCom Law degree (with Honors) in Business and Law from the University of Edinburgh. Mr. Nicholson is a member of the Institute of Chartered Accountants of Scotland.

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

Page│39

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Page│40

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

Page│41

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Page│42

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation accrued by the Registrant for services rendered for the past two completed fiscal years to the principal executive officer and to the company’s most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus ($)	Other Compensation	Total

Donald Nicholson CEO	2015-2016	-	-	$117,000	$117,000
	2014-2015	-	-	-	-

Samuel Asculai CSO	2015-2016	-	-	$63,000	$63,000
	2014-2015	-	-	-	-

Drasko Puseljic GC	2015-2016	-	-	$63,000	$63,000
	2014-2015	-	-	-	-

Frode Botnevik, Dir	2015-2016	-	-	$7,500	$7,500
	2014-2015	-	-	-	-

Other compensation represents remunerations of 30% to be paid in cash and 70% to be converted in shares as explained below.

Employment & Consultancy Agreements

On February 13, 2013 Mr Donald Nicholson was appointed to the roles of President, CEO and CFO of the Company. On March 5, 2013 the Company entered into a consulting agreement with Mercuriali for the services of Mr. Nicholson as the Company’s President, CEO and CFO (the “Mercuriali Consulting Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015 and March 21, 2016 (the “Mercuriali Amendment Agreements”).

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

On March 5, 2013 Biostrategies entered into a new consulting agreement with the Company for the services of Dr. Asculai as the Company’s CSO (the “Asculai Consulting Agreement”) “), as amended by agreements entered effective March 3, 2014, August 1, 2015 and March 21, 2016 (the “Asculai Amendment Agreements”).

Page│43

ITEM 11. EXECUTIVE COMPENSATION. (continued)

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

On March 5, 2013 Mr. Puseljic entered into a new employment agreement with the Company (the “Puseljic Employment Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015 and March 21, 2016 (the “Puseljic Amendment Agreements”).

Under the Mercuriali Amendment Agreements, the Asculai Amendment Agreements and the Puseljic Amendment Agreements, the Corporation may be liable to pay $21,000 to each of Mr. Asculai and Mr. Puseljic and $35,500 to Mercuriali for the period August 1, 2015 to October 31, 2015 to be satisfied seventy percent (70%) in common shares of Corporation at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period November 1, 2015 to January 31, 2016, service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period from February 1, 2016, service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at the weighted average price of the new shares issued to non-related third parties after the March 21, 2016 (excluding shares issued under the VVG Note) and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017.

The foregoing information regarding the Mercuriali Consulting Agreement and the Mercurial Amendment Agreements are not intended to be complete and are qualified in their entirety by reference to the complete text of the Mercuriali Consulting Agreement, which is attached as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Mercurial Amendment Agreements which were attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014, as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

The foregoing information regarding the Asculai Consulting Agreement and the Asculai Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Asculai Consulting Agreement, which was attached as Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Asculai Amendment Agreements which were attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

The foregoing information regarding the Puseljic Employment Agreement and the Puseljic Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Puseljic Employment Agreement, which was attached as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Puseljic Amendment Agreements which were attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014, as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

Page│44

ITEM 11. EXECUTIVE COMPENSATION. (continued)

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at April 30, 2016, we had not adopted any equity award/compensation plan and no stock, options, or other equity securities were awarded to our executive officers other than the conversion feature contained within the Employment and Consultancy agreements described above.

DIRECTOR COMPENSATION

On November 25, 2015, the Company and Mr. Frode Botnevik entered into a Director’s Services Agreement effective August 1, 2015 relating to Mr Botnevik’s services as a Director of the Company (the “Botnevik Services Agreement”) as amended by an agreement effective March 21, 2016 (the “Botnevik Services Amendment”). Under the Botnevik Services Agreement and the Botnevik Services Amendment, the Corporation may be liable to pay $2,500 to Mr. Botnevik for the period August 1, 2015 to October 31, 2015 to be satisfied seventy percent (70%) in common shares of Corporation $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period November 1, 2015 to January 31, 2016, service fee obligations under the Botnevik Services Agreement and Botnevik Services Amendment comprises a quarterly retainer of two thousand five ($2,500) United States dollars for up to twenty five (25) hours of Services per quarter, plus one hundred United States dollars ($100) per hour of Services provided in excess of twenty five (25) hours per quarter based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period from February 1, 2016, service fee obligations under the Botnevik Services Agreement and Botnevik Services Amendment comprises a quarterly retainer of two thousand five ($2,500) United States dollars for up to twenty five (25) hours of Services per quarter, plus one hundred United States dollars ($100) per hour of Services provided in excess of twenty five (25) hours per quarter based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at the weighted average price of the new shares issued to non-related third parties after the March 21, 2016 (excluding shares issued under the VVG Note) and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017.

The foregoing information regarding the Botnevik Services Agreement and the Botnevik Services Amendment are not intended to be complete and are qualified in their entirety by reference to the complete text of the Botnevik Services Agreement which was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and the Botnevik Services Amendment which was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 24, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July XX, 2016, certain information regarding the Company’s outstanding shares of Common Stock beneficially owned by (1) each person (including any group) of more than five percent of our Common Stock, based solely on Schedule 13D and 13G filings with the Securities and Exchange Commission, and (2) the Company’s directors and officers.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percent of Class

Biostrategies Consulting Group Inc(2)	8,015,834	7.0%
Samuel Asculai, Ph.D.(3)	32,419,105	28.5%
Frode Botnevik(4)	3,324,468	2.9%
Mercuriali Ltd.(5)	9,000,000	7.9%
Donald Nicholson(6)	9,000,000	7.9%
Drasko Puseljic	9,166,666	8.0%
Directors and executive officers as a group (7 persons)	53,910,239	47.3%

Page│45

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS. (continued)

(1)	Unless otherwise indicated, ownership represents sole voting and investment power. Unless otherwise indicated the address for all listed stockholders is 50 West Liberty Street, Suite 880. Reno, NV 89501.

(2)	Dr. Asculai, who is a director of the Company, is the sole owner of the Biostrategies Consulting Group Inc.

(3)	Common Stock Beneficially Owned by Samuel Asculai includes the 8,015,834 shares of Common Stock owned by Biostrategies Consulting Group Inc.and 24,403,271 owned by Sam Asculai.

(4)	Common Stock Beneficially Owned by Frode Botnevik includes 3,324,468 shares of Common Stock owned by Grim AS a company controlled by his spouse.

(5)	Donald Nicholson, who is a director of the Company, is the sole owner of Mercuriali Ltd.

(6)	Common Stock Beneficially Owned by Donald Nicholson includes the 9,000,000 shares of Common Stock of the Company owned by Mercuriali Ltd.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of April 30, 2016, the Company owes $96,489 (2015 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current CSO and Chairman of the Board, pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd. dated March 4, 2013. This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars.

As at April 30, 2016, Mercuriali has advanced a total of $305,540 to the Company pursuant to a loan agreement entered between the Company, Dr. Asculai and Mercuriali Ltd dated March 4, 2013 (2015 - $174,417). Mercuriali Ltd. is a company solely owned by Donald Nicholson the Company’s CEO and CFO. In addition, as of April 30, 2016 and April 30, 2015 the Company owes Mercuriali $33,188 included in Accounts Payable. Mercuriali Ltd. Mercuriali shall convert $186,943 of the amounts owed to it under the Loan Agreement and the $33,188 Accounts payable into common shares of the Company at a conversion price of $0.00376 per share and $118,597 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.0018 per share upon the Company raising additional financing of at least $250,000.

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

	Financial Year Ended
	2016	2015

Audit fees	$14,500	$14,500
Audit Related	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,500	$14,500

In each of the last two fiscal years ended April 30, 2016 and 2015, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Page│46

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. (continued)

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

Effective May 6, 2003, the SEC adopted rules that require that before Seale and Beers, CPAs is engaged by us to render any auditing or permitted non-audit related service, and the engagement be:

●	approved by our audit committee (which, in effect, is our entire board of directors); or

●	entered into pursuant to pre-approval policies and procedures established by our board of directors, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service, and such and policies and procedures do not include delegation of our board of directors’ responsibilities to management.

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

Page│47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of July, 2016.

ENHANCE SKIN PRODUCTS INC.

Date: July 22, 2016	By:	/s/ Donald Nicholson
	Name:	Donald Nicholson
	Title:	CEO, Chief Financial Officer,
Principal Executive Officer and Director

/s/ Samuel Asculai
	Name:	Samuel Asculai
	Title:	CSO and Director

/s/ Frode Botnevik
	Name:	Frode Botnevik
	Title:	Director

Page│48