Form 10-Q
period 2016-07-31
Enhance Skin Products Inc
filed 2016-09-06
CIK 1395400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Number of shares outstanding of the registrant’s class of common stock as of September1, 2016: 115,889,205.

ENHANCE SKIN PRODUCTS INC.

Page | 2

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

Page | 3

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JULY 31, 2016 (UNAUDITED) AND APRIL 30, 2016 (AUDITED)

(Expressed in United States Dollar)

	July 31, 2016	April 30, 2016
	$	$
ASSETS
Cash	47,377	2,847
Prepaid Expenses	13,423	—
Total current assets	60,800	2,847
Goodwill	1	1
Total assets	60,801	2,848

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Accounts payable and accrued liabilities	271,475	271,635
Accounts payable to a related party (Note 4)	107,941	75,607
Accounts payable to related parties convertible into shares (Note 4)	318,880	248,600
Advances from a related party (Note 4)	96,489	96,489
Advances from a related party convertible into shares (Note 4)	316,575	305,540
Secured promissory note (Note 5)	100,000	—
Total current liabilities	1,211,360	997,871
Total liabilities	1,211,360	997,871

Stockholders’ deficit
Authorized:
600,000,000 common shares par value $0.001 as of July 31, 2016 (April 30, 2016: 300,000,000 common shares) - (Note 6)
Issued and outstanding 115,889,205 common shares as of July 31, 2015 (April 30, 2016: 113,951,705 common shares) - (Note 6)	115,889	113,951
Additional paid-in capital	1,991,963	1,971,548
Accumulated other comprehensive gain	9,032	8,809
Accumulated deficit	(3,267,443)	(3,089,331)
Total stockholders’ deficit	(1,150,559)	(995,023)
Total liabilities and stockholders’ deficit	60,801	2,848

See accompanying notes

Page | 4

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2016 (UNAUDITED)

(Expressed in United States Dollar)

	Three Months	Three Months
	Ended July 31, 2016	Ended July 31, 2015
	$	$

SALES	185	155

EXPENSES
General and administrative	8,420	4,287
Legal and professional fees	166,347	17,298
Marketing	—	—
Total operating expenses	174,767	21,585

Exchange gain	(4,291)	—
Interest expense	7,821	7,143
Net loss for the period before income taxes	(178,112)	(28,573)

Income taxes	—	—
Net loss for the period	(178,112)	(28,573)

Foreign currency translation adjustment	223	(749)
Comprehensive loss	(177,889)	(29,322)

Loss per share, basic and diluted	(0.0015)	(0.0003)

Weighted average number of common shares outstanding	115,253,490	101,017,881

See accompanying notes

Page | 5

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollar)

	Three Months	Three Months
	Ended July 31, 2016	Ended July 31, 2015
	$	$

OPERATING ACTIVITIES
Net loss for the period	(178,112)	(28,573)

Interest expense	7,821	7,143

Net change in non-cash working capital balances:
Shares issued against consulting expenses	14,532	—
Prepayments	(13,423)	—
Accounts payable to related party	32,334	—
Accounts payable to related parties convertible into shares	70,280	—
Accounts payable and accrued liabilities	(160)	(4,789)
Cash used in operating activities	(66,728)	(26,219)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory note	100,000	43,000
Advances from a related party	11,035	2,183
Cash provided by financing activities	111,035	45,183

Net increase in cash during the period	44,307	18,964
Effect of foreign currency translation	223	(749)
Cash, beginning of the period	2,847	1,582
Cash, end of period	47,377	19,797

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

Page | 6

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at July 31, 2016 and 2015, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 and 2015 audited financial statements. The results of operations for the period ended July 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recent pronouncements issued by the FASB or other authoritative standards groups with their effective dates. The management believes that these are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3. GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at July 31, 2016 the Company has a working capital deficit of $1,150,560 and accumulated deficit of $3,267,443.

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

On July 7, 2016, the Company and Integumen Limited (formerly Biosurface Limited) (“Integumen”) entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Integumen a secured promissory note in the amount of $100,000 (the “Note”). Under the Note, Integumen agreed to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into a strategic collaboration via an asset purchase agreement (the “APA”). As explained in Note 5, on July 7, 2016, the full balance will become due on the earlier of (i) the demand made by the Noteholder or on the 6 month anniversary date (ii) the completion of the Asset Purchase Agreement or (iii) when, upon the occurrence and during the continuance of an event of default. . In the event of non-payment, the company becomes due to pay 5% per annum of the outstanding principal from the Maturity date. The expiration of the Option Agreement has been extended to September 8, 2016.

The Option Agreement grants Integumen an option to acquire substantially all of the Company’s assets under a plan of reorganization (the “Option”). The consideration payable upon exercise of the Option is a sum equal to £3,030,000 ($4,013,293) comprised of £2,760,000 ($3,655,620) in shares of Integumen, less all sums due and owing under the Note, and the assumption of certain liabilities of the Company to the value of £270,000 ($357,615).

Page | 7

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 3. GOING CONCERN (continued)

The foregoing, and any subsequent, description of the Option Agreement and the Note does not purport to be complete and is qualified in its entirety by reference to the complete text of the documents, which are filed as Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on July 12, 2016.

The ability of the Company to continue as a going concern and become a profitable entity is dependent upon the continued financial support of Mercuriali Ltd, the continuation of the promissory note and the Company’s successful efforts to conclude the APA with Integumen or to obtain and continue to obtain additional funding to reposition and re-launch its product line and generate sales and then attain profitable operations.

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

Management is consequently focused on concluding the APA prior to September 8, 2016. In the event this strategic collaboration does not progress, management intends to seek alternative wider strategic collaborations and in parallel pursue alternative funding structures including debt and equity finance, asset sales, licensing and marketing partnerships. The Company would seek to appoint a broker to help it identify suitable alternative collaboration partners. . There can be no assurances, however, that management’s efforts to conclude the APA or to find alternative strategic collaborations or obtain alternative funding, licensing partners, marketing partners on terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

In addition, on November 19, 2015 the Company’s President & CEO, CSO and General Counsel have agreed to amend their respective Consultancy Agreements and Employment Agreements, as amended, such that payment for services is contingent upon the Company having received cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one million United States dollars ($1,000,000) prior to April 30, 2017. Each of these agreements was amended to bring forward the start of remuneration payments with such payment being contingent on receipt of Transaction Monies (as such term is defined in the agreements), in exchange for a reduction in minimum payment obligations and minimum termination payments payable in certain circumstances. In the opinion of the Board the revised remunerations structure incentivizes management, aligns better with the Company’s future strategy and service requirements, and reduces the potential cost on a change of control which may have had a negative effect on future potential corporate transactions.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page | 8

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	July 31, 2016	April 30, 2016
	$	$

Unpaid remuneration	107,484	75,150
Unreimbursed expenses	457	457
Accounts payable to a related party	107,941	75,607

Unpaid remuneration	285,692	215,412
Balances owing to Mercuriali Ltd.	33,188	33,188
Accounts payable to related parties convertible into shares	318,880	248,600

Advances from a related party	96,489	96,489

Advances from a related party convertible into shares	316,575	305,540

ACCOUNTS PAYABLE TO RELATED PARTIES:

Unpaid remuneration

The outstanding balance of $107,484 as at July 31, 2016 represents the cash element of amounts due to related parties in connection with the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015.

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

On August 14, 2008, the Company entered into an employment agreement with Samuel Asculai, our former President and Chief Executive Officer. That employment agreement had an initial term of ten (10) years and a base salary of $150,000 per annum. Pursuant to that employment agreement, Dr. Asculai received a base salary and an annual bonus equal to at least two percent (2%) of the Company’s pretax earnings, as defined, for each fiscal year. If Dr. Asculai’s employment were to be terminated without “cause”, as defined in that employment agreement, then Dr. Asculai would be entitled to receive all accrued by unpaid salary and bonus plus a payment equal to two (2) times Dr. Asculai’s highest base salary (but not less than $300,000) plus two (2) times his highest bonus. This payment would be received, at Dr. Asculai’s option, in one lump sum or in equal monthly installments over a 24 month period.

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

JULY 31, 2016 (Unaudited)

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

JULY 31, 2016 (Unaudited)

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

The Company incurred monthly consulting fee expenses of $12,500 to either Biostrategies or Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013, $400,625 of these expenses were unpaid On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgive all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receiving cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic, which amounted to $40,062 at July 31, 2016.

In addition, the outstanding balance as at July 31, 2016 includes $245,630 representing amounts due to related parties, which may be payable in shares, under the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015 as summarised above under Accounts Payable to Related Parties; Unpaid remuneration.

Page | 12

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 (Unaudited)

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

ADVANCES FROM A RELATED PARTY

As of July 31, 2016, the Company owes $96,489 (April 30, 2016 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to the Loan Agreement. This balance is to be paid in quarterly installments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

ADVANCES FROM A RELATED PARTY CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to the Loan Agreement . As at July 31, 2016, Mercuriali has advanced a total of $316,575 (April 30, 2016 - $305,540) to the Company pursuant to the Loan Agreement. Mercuriali shall convert $188,357 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share and $128,218 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.0018 per share upon the Company receiving additional Transaction Monies (as such term is defined in the relevant agreements) of at least $250,000.

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

Page | 13

NHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 (Unaudited)

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

NOTE 5. SECURED PROMISSORY NOTE

On July 7, 2016, the Company and Integumen Limited (formerly Biosurface Limited) entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Integumen a secured promissory note in the amount of $100,000 (the “Note”). The Option Agreement grants Biosurface an option to acquire substantially all of the Company’s assets under a plan of reorganization (the “Option”). The consideration payable upon exercise of the Option is a sum equal to £3,030,000 ($4,013,293) comprised of £2,760,000 ($3,655,620) in shares of Integumen, less all sums due and owing under the Note, and the assumption of certain liabilities of the Company to the value of £270,000 ($357,615). The Option expires on September 8, 2016 and may only be exercised after the Note has been entered into and Integumen has transferred sum equal to US$100,000 in accordance with the terms of the Note. The Company received the $100,000 on July 12, 2016. Under the Note, Integumen agrees to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into an asset purchase agreement (the “APA”). All unpaid principal is due and payable on or following the six month anniversary of the Note (the “Maturity Date”), the completion of the APA or upon an event of default as defined in the Note. The Note shall not accrue interest prior to the Maturity Date, but interest shall accrue at 5% per annum following the Maturity Date or following certain Events of Default as set out in the Note. The Note is secured by a first fixed and floating charge over the Company’s intellectual property.

US dollar amounts are provided for the convenience of readers only and are based on the amounts in pounds sterling translated into US dollars at the closing sterling/dollar interbank rate on July 31, 2016.

NOTE 6. STOCKHOLDERS’ DEFICIT

COMMON SHARES - AUTHORIZED

As at July 31, 2016, the Company had 600,000,000 common shares authorized (April 30, 2016: 300,000,000 common shares). The common shares have a $0.001 par value. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

COMMON SHARES - ISSUED AND OUTSTANDING

On July 29, 2016, the Company issued 1,937,500 shares of common stock to Snowbell Management Limited in connection with the services provided by them to develop the Visible Youth™ consumer skin care brand for its relaunch. Management had agreed on the share price of $0.00702 per common stock on July 15, 2016. These shares were then valued at market price of $0.0075 per common stock and accordingly $14,531 has been recorded, of which $6,585 was included in legal and professional fees and $7,947 in prepaid expenses, for the three months ended July 31, 2016.

As at July 31, 2016 there were 115,889,205 shares of common stock issued an outstanding (April 30, 2016: 113,951,705 common shares).

Page | 14

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 7. INTEREST EXPENSE

	July 31, 2016	July 31, 2015
	$	$

Beneficial conversion feature on advances from a related party	7,821	2,183
Accretion expense on convertible promissory note	—	4,555
Interest accrued on convertible promissory note	—	405
Total interest expense	7,821	7,143

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances. Accretion expense and interest accrued for the period ended July 31, 2015 related to a convertible promissory note issued and settled during the previous year ended April 30, 2016.

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

Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at July 31, 2016.

Page | 15

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 9. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to September 1, 2016, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following material subsequent event to report.

On August 12, 2016, the Company and Integumen Limited (formerly Biosurface) entered into an agreement amending the Option Agreement entered into by the parties on July 7, 2016 as amended July 29, 2016 (refer Note 5). The Option Amendment Agreement extends the expiration date of the option in the Option Agreement from August 12, 2016 to August 24, 2016. All other terms of the Option Agreement remained unchanged.

On August 24, 2016, the Company and Integumen Limited (formerly Biosurface) entered into an agreement amending the Option Agreement entered into by the parties on July 7, 2016 as amended July 29, 2016 and August 12, 2016 (refer Note 5). The Option Amendment Agreement extends the expiration date of the option in the Option Agreement from August 24, 2016 to September 1, 2016. All other terms of the Option Agreement remain unchanged.

On September 1, 2016, the Company and Integumen Limited (formerly Biosurface) entered into an agreement amending the Option Agreement entered into by the parties on July 7, 2016 as amended July 29, 2016, August 12, 2016 and August 24, 2016 (refer Note 5). The Option Amendment Agreement extends the expiration date of the option in the Option Agreement from September 1, 2016 to September 8, 2016. All other terms of the Option Agreement remain unchanged.

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

Review of Operations

During the quarter the Company has continued prosecution and protection of its patent and trademark portfolio. On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During 2015 the Company engaged a product formulation and manufacturing company and is currently in the final stages of reformulating its first six products. In addition, during 2015 the Company engaged a design consultancy to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is well advanced and the new formulations and brand identity are expected to be completed by the end of the current quarter. The Company then intends to place the products on three months accelerated stability and to conduct various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of certain marketing clinical studies for certain of the Visible Youth products as soon as resources are available The exact nature of these studies are currently being evaluated by the cCompany and its advisors.. It is expected that final study results will be available approximately four months after their start. In the opinion of the board these further marketing studies are necessary to refine the marketing strategy and to obtain further funding on acceptable terms. If study results are satisfactory and necessary funding can be obtained, management aims to re-launch the Visible Youth products in the consumer markets in Europe and the USA approximately six to nine months from clinical study completion.

Management is focused on concluding the APA with Integumen prior to September 8, 2016. In the event this strategic collaboration does not progress, management intends to seek alternative wider strategic collaborations and in parallel pursue alternative funding structures including debt and equity finance, asset sales, licensing and marketing partnerships. There can be no assurances, however, that management’s efforts to conclude the APA or find alternative strategic collaborations or to obtain alternative funding, licensing partners, marketing partnerson terms satisfactory to the Company, or at all will, be realized or that future sales will be realized.

Page | 17

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Balance sheet – July 31, 2016 balances compared to April 30, 2016

Cash

As at July 31, 2016 the Company had $47,377 of cash on hand, an increase of $44,530 from April 30, 2016 balance of $2,847, mainly due to proceeds from issuance of a secured promissory note from Integumen Limited and advances from Mercurilai Ltd.

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

Accounts payable and accrued liabilities

As at July 31, 2016 accounts payable and accrued liabilities was $271,475, a decrease of $160 from April 30, 2016 balance of $271,635. The small decrease is mainly due to an increase in outstanding suppliers’ invoices being offset by payments to suppliers during the three months period ended July 31, 2016.

Accounts payable to related parties convertible into shares

As at July 31, 2016 accounts payable to related parties convertible into shares was $318,880, an increase of $70,280 from April 30, 2016 balance of $248,600. The increase represents accrual of consulting and remuneration charges in connection with the consulting and employment agreement amendments effective August 1, 2015 and signed on November 19 and November 25, 2015.

Advances from a related party convertible into shares

As at July 31, 2016 advances from a related party convertible into shares was $316,575, an increase of $11,035 from April 30, 2016 balance of $305,540. The increase represents additional advances from Mercuriali Limited to meet the working capital requirements of the Company prior to the issue of the secured promissory note to Integumen Limited.

Secured promissory note

On July 7, 2016, the Company issued a secured promissory note to Integumen Limited under which Integumen agreed to loan the Company US$100,000 conditional upon the Company entering into an Option Agreement and entering into good faith negotiations with a view to entering into a strategic collaboration via an asset purchase agreement. The full balance will become due on the earlier of (i) the demand made by the Noteholder or on the 6 month anniversary date (ii) the completion of the Asset Purchase Agreement or (iii) when, upon the occurrence and during the continuance of an event of default. . In the event of non-payment, the company becomes due to pay 5% per annum of the outstanding principal from the Maturity date. The expiration of the Option Agreement has been extended to September 8, 2016. See Note 5; Secured Promissory Note.

As of July 31, 2016, no interest has been accrued on the promissory note.

Page | 18

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Statement of Operations – Three months ended July 31, 2016 balances compared to three months ended July 31, 2015

Sales

Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers.

Expenses

Our expenses are classified primarily into the following categories.

General and administrative.

General and administrative expenses incurred for the three months ended July 31, 2016 were $8,420 compared to $4,287 for the three months ended July 31, 2015. The increase in general and administrative expenses is mainly due to additional expenditures related to package design fees and general accruals.

Legal and professional fees.

Legal and professional fees incurred for the three months ended July 31, 2016 were $166,347 compared to $17,298 for the three months ended July 31, 2015. The significant increase for the three months amount is mainly due to the recording of $100,400 management fees in connection with consulting and employment agreement amendments project management fees and costs associated with product formulation and branding and business development costs, partly offset by a fall in patents registration activities and related costs in the three months period ended July 31, 2016, respectively.

Interest expense.

Interest expense for the three months ended July 31, 2016 were $7,821 compared to $7,143 for the three months ended July 31, 2015. The major reason for the small increase in the three months period is mainly due to the increase in expenses in connection with the beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.

Liquidity and Capital Resources

During the three months ended July 31, 2016, the Company raised $100,000 through issuance of a secured convertible note and Mercuriali Ltd. made advances to the Company of $11,035. At July 31, 2016 the total advances from Mercuriali Ltd. were $316,575.

At July 31, 2016, the Company had a working capital deficit of $1,150,560 compared to a working capital deficit of $995,024 at April 30, 2016. The increase in working capital deficit is due to increase in current liabilities from the secured promissory note and from advances made by Mercuriali Ltd.

At July 31, 2016 the total assets were $60,801 as compared to the total assets $2,848 at April 30, 2016. The increase of $57,953 is mainly due to an increase on cash balances and prepaid expenses during the three months ended July 31, 2016.

Page | 19

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Income Taxes

At July 31, 2016, the Company had potential unused net operating loss carryovers of approximately $3,267,443 (April 30, 2016: $3,089,331). These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has recently filed tax returns in the US for the periods ended April 30, 2012 to April 30, 2015 and has filed its Federal tax returns in Canada for all periods to April 30, 2016. The Company is currently in the process of preparing its US tax return for the period to April 30, 2016.. Reviews of the respective tax returns may have an impact on the amount of net operating loss carryovers which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three months ended July 31, 2016 the Company relied on proceeds from the issuance of a secured promissory note to Integumen Limited and advances from Mercuriali Ltd., a related party.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being July 31, 2016. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Page | 20

ITEM 4. Controls and Procedures (continued).

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

ITEM 1. Legal Proceedings (continued).

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

In the course of preparing the affidavit in the Section 45 proceedings, the Company discovered that Glycobiosciences has been offering for sale and selling “VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. . On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and allege that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant had until July 9. 2015 to file a reply. As no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc. On August 25, 2015 an Affidavit of Documents was received from Glycobiosciences. The Company responded on September 4, 2015 and has had no response to date. In the absence of a response from Glycobiosciences, and in response to a status review of July 20, 2016 the Company filed a proposed timetable for the progression of this action with the Federal Court. On August 24, 2016 the Federal Court issued a written Direction granting our requested timetable. The parties have until September 30, 2016 to exchange documents listed on the respective schedules of Affidavits of Documents.

The Company has been in correspondence with the defendant and its respective attorneys since September 17, 2015 concerning a settlement of outstanding matters and since January 12 concerning costs in respect of Section 45 proceeding. Communication from the defendant is however slow and infrequent.

The Company received a further Section 45 Notice by Glycobiosciences from the Canadian Intellectual Property Office dated June 22, 2016 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company is in the process of preparing its response demonstrating sales and use of the trademark in Canada during the relevant period and remains confident that its trademark will prevail.

On September 17, 2015 the Company discovered that Glycobiosciences had applied for and been granted a trademark for Visible Youth in the European Union on May 10, 2015. No system of searches for prior trademark registration exists in the European Union prior to grant. On September 18, 2015 the Company filed an application for a declaration of invalidity of Glycobiosciences trademark due to the Company’s earlier granted trademark. On March 18, 2016 Glycobiosciences filed a response to the Company’s application for invalidity. On June 6, 2016 the Company filed its response and Glycobiosciences had until August 14, 2016 to submit their reply. No response has been received to date. The Company intends to vigorously defend its Visible Youth trademark.

Page | 22

ITEM 1. Legal Proceedings (continued).

On May 18, 2016 the Company filed applications for a new Visible Youth Trademark and its new VY logo in the European Union. On August 17 the Company was informed that Glycobiosciences has filed an opposition to the Visible Youth trademark based on its granted EU trademark which the Company is in the process of seeking to invalidate. The Company has requested that the opposition proceedings be suspended pending the outcome of its invalidation proceedings.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 29, 2016, the Company issued 1,937,500 shares of common stock to Snowbell Management Limited in connection with the services provided by them to develop the Visible Youth™ consumer skin care brand for its relaunch. Management had agreed on the share price of $0.00702 per common stock on July 15, 2016. These shares were then valued at market price of $0.0075 per common stock and accordingly $14,531 has been recorded, of which $6,585 was included in legal and professional fees and $7,947 in prepaid expenses, for the three months ended July 31, 2016.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

Page | 23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of September 2016.

ENHANCE SKIN PRODUCTS INC.

Date: September 6, 2016	By:	/s/ Donald Nicholson
	Name:	Donald Nicholson
	Title:	CEO, Chief Financial Officer and Principal Executive Officer

Page | 24