Form 10-Q
period 2016-10-31
Enhance Skin Products Inc
filed 2016-12-08
CIK 1395400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Number of shares outstanding of the registrant’s class of common stock as of December 7 2016,: 338,344,678.

ENHANCE SKIN PRODUCTS INC.

Page | 2

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

Page | 3

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT OCTOBER 31, 2016 (UNAUDITED) AND APRIL 30, 2016 (AUDITED)

(Expressed in United States Dollar)

	October 31, 2016	April 30, 2016
	$	$
ASSETS
Cash	5,705	2,847
Prepaid Expenses	1,826	—
Total current assets	7,531	2,847
Goodwill (Note 8)	1	1
Total assets	7,532	2,848

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	281,987	271,635
Accounts payable to related parties (Note 4)	139,534	75,607
Accounts payable to related parties convertible into shares (Note 4)	392,170	248,600
Advances from a related party (Note 4)	96,489	96,489
Advances from related parties convertible into shares (Note 4)	316,575	305,540
Secured promissory convertible note (Note 5)	100,000	—
Total current liabilities	1,326,755	997,871
Total liabilities	1,326,755	997,871

Stockholders' deficit
Authorized:
600,000,000 common shares par value $0.001 as of October 31, 2016 (April 30, 2016: 600,000,000 common shares) - (Note 6)
Issued and outstanding 115,889,205 common shares as of October 31, 2016 (April 30, 2016: 113,951,705 common shares) - (Note 6)	115,889	113,951
Additional paid-in capital	1,991,963	1,971,548
Accumulated other comprehensive gain	7,971	8,809
Accumulated deficit	(3,435,046)	(3,089,331)
Total stockholders' deficit	(1,319,223)	(995,023)
Total liabilities and stockholders' deficit	7,532	2,848

See accompanying notes

Page | 4

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2016 (UNAUDITED)

(Expressed in United States Dollar)

	Three Months	Three Months
	Ended	Ended
	October 31, 2016	October 31, 2015
	$	$

SALES	268	80

EXPENSES
General and administrative	2,290	7,352
Legal and professional fees	166,769	138,019
Marketing	—	14,000
Total operating expenses	169,059	159,371

Impairment of goodwill	—	2,499
Exchange gain	(1,188)	—
Interest expense	—	30,596
Net loss for the period before income taxes	(167,603)	(192,386)

Income taxes	—	—
Net loss for the period	(167,603)	(192,386)

Foreign currency translation adjustment	(1,061)	(124)
Comprehensive loss	(168,664)	(192,510)

Loss per share, basic and diluted	(0.0015)	(0.0018)

Weighted average number of common shares outstanding	115,253,490	104,555,381

See accompanying notes

Page | 5

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 AND 2016 (UNAUDITED)

(Expressed in United States Dollar)

	Six Months	Six Months
	Ended	Ended
	October 31, 2016	October 31, 2015
	$	$

SALES	453	235

EXPENSES
General and administrative	10,710	11,639
Legal and professional fees	333,116	155,317
Marketing	—	14,000
Total operating expenses	343,826	180,956

Impairment of goodwill	—	2,499
Exchange gain	(5,479)	—
Interest expense	7,821	37,739
Net loss for the period before income taxes	(345,715)	(220,959)

Income taxes	—	—
Net loss for the period	(345,715)	(220,959)

Foreign currency translation adjustment	(838)	(873)
Comprehensive loss	(346,553)	(221,832)

Loss per share, basic and diluted	(0.0030)	(0.0021)

Weighted average number of common shares outstanding	116,201,180	104,755,381

See accompanying notes

Page | 6

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

(Expressed in United States Dollar)

	Six Months	Six Months
	Ended	Ended
	October 31, 2016	October 31, 2015
	$	$

OPERATING ACTIVITIES
Net loss for the period	(345,715)	(220,959)
Beneficial conversion feature on advances from a related party	7,821	22,166
Accretion expense on convertible promissory note	—	14,301
Impairment of goodwill	—	2,499

Net change in non-cash working capital balances:
Shares issued against consulting expenses	14,532	27,562
Prepayments	(1,826)	—
Accounts payable to related parties	63,927	24,000
Accounts payable from related parties convertible into shares	143,570	56,000
Accounts payable and accrued liabilities	10,352	12,959
Cash used in operating activities	(107,339)	(61,472)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory convertible note	100,000	43,000
Advances from related parties convertible into shares	11,035	22,167
Cash provided by financing activities	111,035	65,167

Net increase in cash during the period	3,696	3,695
Effect of foreign currency translation	(838)	(873)
Cash, beginning of the period	2,847	1,582
Cash, end of period	5,705	4,404

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

Page | 7

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at October 31, 2016 and 2015, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2016 and 2015 audited financial statements. The results of operations for the period ended October 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recent pronouncements issued by the FASB or other authoritative standards groups with their effective dates. The management believes that these are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3. GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at October 31, 2016 the Company has a working capital deficit of $1,319,224 and accumulated deficit of $3,435,046.

Prior to July 7, 2016 the Company has relied on advances from its former CEO, director, Mercuriali Ltd and a related party to meet the working capital requirements. On June 19, 2015, the Company issued a convertible promissory note in the amount of $43,000 to Vis Vires Group Inc. On December 28, 2015, Vis Vires Group Inc. issued a notice of conversion and elected to convert $12,000 of the principal amount at an applicable conversion price of $0.0017 per share of common stock. Resultantly, the Company issued 7,058,824 shares of common stock. The principal amount and interest in total of $33,500 was paid on March 23, 2016. On September 29, 2015, as amended January 22, 2016, Mercuriali Ltd agreed to advance the Company an additional $90,000. Effective March 21, 2016, the Company entered into a Loan Agreement (Amendment 5) with Mercuriali Ltd. and Samuel Asculai providing for an increase in the loan amounts by Mercuriali Ltd. and Samuel Asculai in the event no additional third party monies are received by the Company from US$90,000 to US$150,000.

On July 7, 2016, the Company and Integumen Limited (formerly Biosurface Limited) (“Integumen”) entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Integumen a secured promissory note in the amount of $100,000 (the “Note”). Under the Note, Integumen agreed to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into a strategic collaboration via an asset purchase agreement (the “APA”). As explained in Note 5, the full balance would have become due on the earlier of (i) the demand made by the Noteholder or on the 6 month anniversary date (ii) the completion of the Asset Purchase Agreement or (iii) when, upon the occurrence and during the continuance of an event of default. . On October 1, 2016, the Company and Integumen entered into the APA. Under the APA the Company agreed to sell substantially all of its assets to Integumen. The total consideration payable to the Company is a sum equal to £3,030,000, subject to adjustment depending on the level of Enhance’ s current liabilities as at Completion. In addition, Integumen also assumed the costs of Enhance from the date of signature of the APA until Completion and certain post completion costs.

Page | 8

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 3. GOING CONCERN (continued)

The Company received $25,000 on October 14, 2016 and $30,000 on November 16, 2016 from Integumen in respect of its obligations to meet the Interim Costs for October and November.

On October 31, 2016 the Company filed a Definitive Information Statement on Form 14C, a copy of which was subsequently mailed to shareholders on November 7, 2016. The Transaction Completed on December 2, 2016 and the Company received 2,632,868 ordinary shares in Integumen at a price of £1 per share. This comprised the total Consideration of £3,030,000 ($3,939,000) less assumed liabilities of £ 320,209 ($416,272) and the prepayment of the Note in the amount of £76,923 ($100,000).

The APA provides that 80 per cent of the Consideration Shares should be issued on completion of the APA and the remaining 20 per cent (subject to an adjustment depending on the value of the assumed liabilities) should be issued within 30 days of Admission of Integumen to AIM. However, prior to completion of the APA, the parties to the APA agreed upon the adjustment to the number of Consideration Shares to be issued to the Company by Integumen Limited and, consequently at completion, the Company was issued with 2,632,868 Ordinary Shares in full and final satisfaction of the obligations of Integumen Limited and Integumen, Inc to provide consideration to the Company for the acquisition of the business assets.

The Company intends to hold the shares in Integumen as an investment for a minimum of 12 months after Completion to allow for an orderly transition of the technology and products. After the Completion Date, the Company shall not engage in any business activities except to the extent necessary to preserve the value of its assets, transfer its assets and knowhow, wind up its business affairs and give effect to the dissolution of the Company in accordance with the Plan.

Integumen was established on May 28, 2016 for the purpose of building a business in the area of Human Surface Science. The acquisition of Enhance and other complementary businesses in the areas of Skin Science, Oral-health and Wound-care completed by way of the issue of new shares in Integumen and the assumption of certain liabilities. Integumen plans to seek admission of its shares to trading on the AIM market of the London Stock Exchange and plans to raise capital to fund the future development and commercialisation of its technology portfolio. Integumen has appointed advisors in this regard. Prior to a potential listing and fundraise, Integumen intends to fund its activities out of existing cash reserves and a bank loan facility for €1m which Venn Life Sciences, the former owner of one of the acquired businesses currently guarantees.

Given the early stage of development of Integumen, uncertainties around the timing of its trading on AIM and the timing and size of its fundraising it is difficult for the Company to value its investment in Integumen. In addition, there can be no certainty that there will be a liquid market in the shares of Integumen and whether it will be able to meet its obligations to the Company in respect of funding the Company’s ongoing activities to dissolution.

The foregoing, and any subsequent, description of the Option Agreement, Note and the APA does not purport to be complete and is qualified in its entirety by reference to the complete text of the documents, which are filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company’s Current Report on Form 8-K filed on October 5, 2016 and Schedule 14C Information Statement filed October 31, 2016.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Page | 9

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	October 31, 2016	April 30, 2016
	(Unaudited)	(Audited)
	$	$

Unpaid remuneration	136,680	75,150
Unreimbursed expenses	2,854	457
Accounts payable to related parties	139,534	75,607
Unpaid remuneration	358,982	215,412
Balances owing to Mercuriali Ltd.	33,188	33,188
Advances to related parties convertible into shares	392,170	248,600
Advances from a related party	96,489	96,489
Advances from a related party convertible into shares	316,575	305,540

ACCOUNTS PAYABLE TO RELATED PARTIES:

Unpaid remuneration

The outstanding balance of $136,680 as at October 31, 2016 represents the cash element of amounts due to related parties in connection with the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015.

On February 13, 2013 Mr. Donald Nicholson was appointed to the roles of President, CEO and CFO of the Company. On March 5, 2013 the Company entered into a consulting agreement with Mercuriali for the services of Mr. Nicholson as the Company’s President, CEO and CFO (the “Mercuriali Consulting Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015, March 21, 2016 and October 1, 2016 (the “Mercuriali Amendment Agreements”).

On August 14, 2008, the Company entered into an employment agreement with Samuel Asculai, the Company’s former President and Chief Executive Officer. That employment agreement had an initial term of ten (10) years and a base salary of $150,000 per annum. Pursuant to that employment agreement, Dr. Asculai received a base salary and an annual bonus equal to at least two percent (2%) of the Company’s pre-tax earnings, as defined, for each fiscal year. If Dr. Asculai’s employment were to be terminated without “cause”, as defined in that employment agreement, then Dr. Asculai would be entitled to receive all accrued by unpaid salary and bonus plus a payment equal to two (2) times Dr. Asculai’s highest base salary (but not less than $300,000) plus two (2) times his highest bonus. This payment would be received, at Dr. Asculai’s option, in one lump sum or in equal monthly instalments over a 24 month period.

On March 5, 2013, as amended March 3, 2014 Dr. Asculai, and Biostrategies (a company wholly owned by Dr. Asculai) entered a termination agreement with the Company terminating the employment agreement with Dr. Asculai as President and CEO. Pursuant to this termination agreement upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgave all of the unpaid fees under Dr. Asculai except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receiving cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic.

Page | 10

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On March 5, 2013 Biostrategies entered into a new consulting agreement with the Company for the services of Dr. Asculai as the Company’s CSO (the “Asculai Consulting Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015, March 21, 2016 and October 1, 2016 (the “Asculai Amendment Agreements”).

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

On March 5, 2013 Mr. Puseljic entered into a new employment agreement with the Company (the “Puseljic Employment Agreement”), as amended by agreements entered effective March 3, 2014, August 1, 2015, March 21, 2016 and October 1, 2016 (the “Puseljic Amendment Agreements”).

Under the Mercuriali Amendment Agreements, the Asculai Amendment Agreements and the Puseljic Amendment Agreements, the Corporation may be liable to pay $21,000 to each of Mr. Asculai and Mr. Puseljic and $35,500 to Mercuriali for the period August 1, 2015 to October 31, 2015 to be satisfied seventy percent (70%) in common shares of Corporation at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017. For the period November 1, 2015 to January 31, 2016, service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Company at $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017.

For the period from February 1, 2016 up to the date of Completion of the APA as defined in the APA, service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of seven thousand United States dollars (US$7,000) for up to fourteen (14) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of fourteen (14) hours per week based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of the Company at a price calculated by dividing Transaction Monies received under the APA by the number of issued shares plus the unissued shares to be issued as a result of the conversion of debts owed under existing agreements as of the date of receipt of Transaction Monies under the APA, including debts owed under certain sections of the Mercuriali Amendment Agreements, the Asculai Amendment Agreements and the Puseljic Amendment Agreements, as the case may be, and 30% in cash, all such payments to be made within 30 days of the receipt of Threshhold Funding (as such term is defined in the relevant agreements).

Page | 11

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

For the period from the Completion of the APA as defined in the APA until dissolution of the Company, service fee obligations under the Mercuriali Amendment Agreement, Asculai Amendment Agreement and Puseljic Amendment Agreement each comprise a monthly retainer of three thousand five United States dollars (US$3,500) for up to seven (7) hours of Services per week, plus one hundred United States dollars ($100) per hour of Services provided in excess of seven (7) hours per week based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of Corporation at a price calculated by dividing Transaction Monies received under the APA by the number of issued shares plus the unissued shares to be issued as a result of the conversion of debts owed under existing agreements as of the date of receipt of Transaction Monies under the APA, including debts owed under certain sections of the Mercuriali Amendment Agreements, the Asculai Amendment Agreements and the Puseljic Amendment Agreements, as the case may be, and 30% in cash, all such payments to be made within 30 days of the receipt of Threshhold Funding (as such term is defined in the relevant agreements).

Upon any termination of this Mercuriali Agreement, Asculai Agreement or Puseljic Agreement including as a result of any proposed or actual bankruptcy, insolvency or dissolution of the Company, the Company shall pay the executive all accrued compensation (including retainer) plus a contract termination fee (“Termination Fee”) equal to the executive’s then average annualized remuneration (including retainer) based on the amounts invoiced in prior six months, whether the payment condition is satisfied or not, provided the Termination Fee shall be at least equal to eighty-five thousand ($85,000) . The Termination Fee to be satisfied 70% in common shares of Corporation at a price calculated by dividing Transaction Monies received under the APA by the number of issued shares plus the unissued shares to be issued as a result of the conversion of debts owed under existing agreements as of the date of dissolution, including debts owed under certain sections of the Mercuriali Amendment Agreements, the Asculai Amendment Agreements and the Puseljic Amendment Agreements, as the case may be, and 30% in cash, all such payments to be satisfied on or prior to the dissolution of the Corporation.

The foregoing information regarding the Mercuriali Consulting Agreement and the Mercurial Amendment Agreements are not intended to be complete and are qualified in their entirety by reference to the complete text of the Mercuriali Consulting Agreement, which is attached as Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Mercurial Amendment Agreements which were attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014, as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 24, 2016 and as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 5, 2016.

The foregoing information regarding the Asculai Consulting Agreement and the Asculai Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Asculai Consulting Agreement, which was attached as Exhibit 99.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Asculai Amendment Agreements which were attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014 as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2016 and as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2016.

The foregoing information regarding the Puseljic Employment Agreement and the Puseljic Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Puseljic Employment Agreement, which was attached as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Puseljic Amendment Agreements which were attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014, as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 24, 2016 and as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2016.

Page | 12

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On November 25, 2015, the Company and Mr. Frode Botnevik entered into a Director’s Services Agreement effective August 1, 2015 relating to Mr Botnevik’s services as a Director of the Company (the “Botnevik Services Agreement”) as amended by agreements effective March 21, 2016 and October 1, 2016 (the “Botnevik Services Amendment”). Under the Botnevik Services Agreement and the Botnevik Services Amendment, the Company may be liable to pay $2,500 to Mr. Botnevik for the period August 1, 2015 to October 31, 2015 to be satisfied seventy percent (70%) in common shares of Corporation $0.0018 and thirty percent (30%) in cash, all such payments conditional on the receipt of Transaction Monies (as such term is defined in the relevant agreements) of $1,000,000 on or prior to April 30, 2017.

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

For the period from February 1, 2016, service fee obligations under the Botnevik Services Agreement and Botnevik Services Amendment comprises a quarterly retainer of two thousand five ($2,500) United States dollars for up to twenty five (25) hours of Services per quarter, plus one hundred United States dollars ($100) per hour of Services provided in excess of twenty five (25) hours per quarter based on the level of services provided and invoiced as further set out in the agreements to be satisfied seventy percent (70%) in common shares of the Company at a price calculated by dividing Transaction Monies received under the APA by the number of issued shares plus the unissued shares to be issued as a result of the conversion of debts owed under existing agreements as of the date of dissolution, including debts owed under certain sections of the Botnevik Services Amendment, and 30% in cash, all such payments to be made within 30 days of the receipt of Threshhold Funding..

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

Unreimbursed expenses

The outstanding balance of $2,854 represents amounts due to a related parties in connection with the expenses incurred by them on behalf of the Company. The amounts due do not bear any interest and is repayable on demand.

ACCOUNTS PAYABLE TO RELATED PARTIES CONVERTIBLE INTO SHARES:

The outstanding balance comprise of unpaid remuneration to related parties and a balance owing to Mercuriali Ltd as detailed below:

Unpaid remuneration

On May 12, 2010 Biostrategies Consulting Group Inc. the holder of 27,500,000 shares of common stock of the Company transferred 9,166,666 of these shares to Drasko Puseljic. Biostrategies Consulting Group Inc. (“Biostrategies”) is 100% privately owned by Dr. Samuel Asculai, the CSO and a director of the Company. Mr. Puseljic had a 10-year service agreement with the company to assist in business development, contract administration and co-ordination of SEC filings with management and the Company’s SEC counsel. With his holdings, Mr. Puseljic has more than 5% of the outstanding equity of the Company and became a “related party”. Mr Puseljic billed the Company $150,000 during each of the previous fiscal years ended up to April 30, 2012

Page | 13

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

At April 30, 2013 Mr. Puseljic was owed $400,625 in unpaid fees. On March 5, 2013 Mr. Puseljic entered a termination agreement with the company (the “Puseljic Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Mr. Puseljic forgave all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receiving cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the year ended April 30, 2013, the Company substantially completed the Restructuring Plan. Resultantly, Mr. Puseljic forgave all of the unpaid fees except for $20,031.

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

The Company incurred monthly consulting fee expenses of $12,500 to either Biostrategies or Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013, $400,625 of these expenses were unpaid On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgave all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receiving cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic, which amounted to $40,062 at October 31, 2016.

In addition, the outstanding balance as at October 31, 2016 includes $318,920 representing amounts due to related parties, which may be payable in shares, under the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015 as summarised above under Accounts Payable to Related Parties; Unpaid remuneration.

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. As of October 31, 2016 the balance owed to Mercuriali is $33,188. The balance is secured by the assets of the Company. Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company receiving additional Transaction Monies (as such term is defined in the relevant agreements) of at least $250,000, Mercuriali shall convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share. The balance is secured by all of the assets of the Company and does not bear interest.

Page | 14

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ADVANCES FROM A RELATED PARTY

As of October 31, 2016, the Company owes $96,489 (April 30, 2016 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to the Loan Agreement. This balance is to be paid in quarterly instalments after the Company has cumulatively raised one million United States dollars. The Advances are secured by all of the assets of the Company and do not bear interest.

ADVANCES FROM RELATED PARTIES CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to the Loan Agreement . As at October 31, 2016, Mercuriali has advanced a total of $316,575 (April 30, 2016 - $305,540) to the Company pursuant to the Loan Agreement. Mercuriali shall convert $188,357 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share and $128,218 of the amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.0018 per share upon the Company receiving additional Transaction Monies (as such term is defined in the relevant agreements) of at least $250,000.

Effective September 29, 2015, the Company entered into a Loan Agreement (Amendment 3) with Mercuriali Ltd. and Samuel Asculai. This agreement amended loan agreements between the parties dated March 4, 2013 and March 3, 2014 and provided for a loan of US$45,000 from Mercuriali Ltd. and Samuel Asculai in the event the Company received no additional third party monies. Upon certain conditions set out in the Loan Agreement (Amendment 3), the amounts so loaned by Mercuriali Ltd. and Samuel Asculai will be convertible into common shares of the Company at the lower of $0.0047753 or the conversion price at which the promissory note the Company issued to Vis Vires converts. The price of $0.0047753 was set at 58% of the average of the lowest three closing trading prices for the common stock during the ten trading days prior to September 25, 2015, on the calculation basis described in the Vis Vires promissory note.

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

Page | 15

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 5. SECURED PROMISSORY NOTE

On July 7, 2016, the Company and Integumen Limited (formerly Biosurface Limited) entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Integumen a secured promissory note in the amount of $100,000 (the “Note”). The Option Agreement granted Biosurface an option to acquire substantially all of the Company’s assets under a plan of reorganization (the “Option”). The total consideration payable upon exercise of the Option is a sum equal to £3,030,000 comprised of shares of Integumen, less all sums due and owing under the Note, and the assumption of certain liabilities of the Company. The Company received the $100,000 on July 12, 2016. Under the Note, Integumen agreed to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into an asset purchase agreement (the “APA”). All unpaid principal is due and payable on or following the six month anniversary of the Note (the “Maturity Date”), the completion of the APA or upon an event of default as defined in the Note. The Note shall not accrue interest prior to the Maturity Date, but interest shall accrue at 5% per annum following the Maturity Date or following certain Events of Default as set out in the Note. The Note is secured by a first fixed and floating charge over the Company’s intellectual property.

On October 14, 2016, the Company received a $25,000 interim payment and a further interim payment on November 16, 2016 of $30,000 from Integumen in respect of its obligations to meet the Interim Costs under the APA.

The Transaction Completed on December 2, 2016 and the Company received 2,632,868 ordinary shares in Integumen at a price of £1 per share. This comprised the total Consideration of £3,030,000 ($3,939,000) less assumed liabilities of £ 320,209 ($416,272) and the prepayment of the Note in the amount of £76,923 ($100,000).

The APA provides that 80 per cent of the Consideration Shares should be issued on completion of the APA and the remaining 20 per cent (subject to an adjustment depending on the value of the assumed liabilities) should be issued within 30 days of Admission of Integumen to AIM. However, prior to completion of the APA, the parties to the APA agreed upon the adjustment to the number of Consideration Shares to be issued to the Company by Integumen Limited and, consequently at completion, the Company was issued with 2,632,868 Ordinary Shares in full and final satisfaction of the obligations of Integumen Limited and Integumen, Inc to provide consideration to the Company for the acquisition of the business assets.

NOTE 6. STOCKHOLDERS’ DEFICIT

COMMON SHARES - AUTHORIZED

As at October 31, 2016, the Company had 600,000,000 common shares authorized (April 30, 2016: 600,000,000 common shares). The common shares have a $0.001 par value. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

COMMON SHARES - ISSUED AND OUTSTANDING

On July 29, 2016, the Company issued 1,937,500 shares of common stock to Snowbell Management Limited in connection with the services provided by them to develop the Visible Youth™ consumer skin care brand for its relaunch. Management had agreed on the share price of $0.00702 per common stock on July 15, 2016. These shares were then valued at market price of $0.0075 per common stock and accordingly $14,531 has been recorded, of which $14,531was included in legal and professional fees for the six months ended October 31, 2016.

As at December XX, 2016 there were 338,344,678 shares of common stock issued an outstanding (April 30, 2016: 113,951,705 common shares).

Page | 16

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 7. INTEREST EXPENSE

	Three months ended	Three months ended	Six months ended	Six months ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$
Beneficial conversion feature on advances from a related party	—	19,983	7,821	22,166
Accretion expense on convertible promissory note	—	9,746	—	14,301
Interes t accrued on convertible promissory note	—	867	—	1,272
Total interest expense	—	30,596	7,821	37,739

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances. Accretion expense and interest accrued for the period ended October 31, 2015 related to a convertible promissory note issued and settled during the previous year ended April 30, 2016.

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

Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at October 31, 2015. Visible Youth Limited remains inactive as at October 31, 2016. As part of the APA the Company sold all of its shares in Visible Youth Ltd. to Integumen on December 2, 2016.

Page | 17

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 9. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to December 2, 2016, the date the unaudited interim condensed consolidated financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following material subsequent event to report:

On December 2, 2016, the Asset Purchase Agreement (the “APA”) executed on October 1, 2016 between the Company, Integumen Inc., Integumen Limited, Donald Nicholson and Samuel Asculai was completed. Pursuant to the APA, the Company has sold to Integumen Inc. substantially all of its assets and certain of its liabilities.

The Company received 2,632,868 ordinary shares in Integumen at a price of £1 per share. This comprised the total Consideration of £3,030,000 ($3,939,000) less assumed liabilities of £ 320,209 ($416,272) and the prepayment of the Note in the amount of £76,923 ($100,000).

The APA provides that 80 per cent of the Consideration Shares should be issued on completion of the APA and the remaining 20 per cent (subject to an adjustment depending on the value of the assumed liabilities) should be issued within 30 days of Admission of Integumen to AIM. However, prior to completion of the APA, the parties to the APA agreed upon the adjustment to the number of Consideration Shares to be issued to the Company by Integumen Limited and, consequently at completion, the Company was issued with 2,632,868 Ordinary Shares in full and final satisfaction of the obligations of Integumen Limited and Integumen, Inc to provide consideration to the Company for the acquisition of the business assets.

The Company received $25,000 on October 14, 2016 and $30,000 on November 16, 2016 from Integumen in respect of the Interim Costs for October and November under the APA.

As a result of completion of the APA, certain amounts owing to Mercuriali Limited, Samuel Asculai, Drasko Puseljic and Frode Botnevik became payable in shares of the Company and such shares were issued on December 2, 2016. The Company converted Advances payable to related parties convertible into shares of $385,702, and Advances from a related party convertible into shares of $316,575, being the balances as at October 20, 2016, into 222,455,472 shares in accordance with the respective Loan and Consultancy Agreements as set out below.

The Company issued a total of 168,235,216 common shares to Mercuriali Ltd. This issuance comprised of (a) the issuance of 8,826,595 common shares in conversion of $33,188 of debt at $0.00376 per share under a Termination and Settlement Agreement dated July 12, 2010; (b) the issuance of 50,094,947 common shares in conversion of $188,357 of debt at $0.00376 per share under a Loan Agreement dated March 4, 2013, as amended September 20, 2013, March 3, 2014, September 29, 2015, January 22, 2016 and March 21, 2016 (the “Loan Agreements”); (c) the issuance of 71,232,222 common shares in conversion of $128,218 of debt at $0.0018 per share under the Loan Agreements; (d) the issuance of 27,261,111 common shares in conversion of debt of $49,070 under a Consultancy Agreement dated March 5, 2013 as amended March 3, 2014, August 1, 2015, March 21, 2016, and October 1, 2016 (the “Mercuriali Consultancy Agreements”); and (e) the issuance of 10,820,340 common shares in conversion of $110,029 of debt at $0.01017 under the Mercuriali Consultancy Agreements.

The Company issued a total of 20,558,939 common shares to Samuel Asculai. This issuance comprised of (a) the issuance of 16,333,333 common shares in conversion of $29,400 of debt at $0.0018 per share under a Consultancy Agreement at dated March 5, 2013 as amended March 3, 2014, August 1, 2015, March 21, 2016, and October 1, 2016 (the “Asculai Consultancy Agreements”); and (b) the issuance of 4,225,606 common shares in conversion of $42,969 of debt at $0.01017 per share under the Asculai Consultancy Agreements.

The Company issued a total of 31,213,859 common shares to Drasko Puseljic. This issuance comprised of (a) the issuance of 10,654,920 common shares in conversion of $40,062 of debt at $0.00376 per share under a Termination Agreement dated March 5, 2013; (b) the issuance of 16,333,333 common shares in conversion of $29,400 of debt at $0.0018 per share under an Employment Agreement dated March 5, 2013 as amended March 3, 2014, August 1, 2015, March 21, 2016, and October 1, 2016 (the “Puseljic Employment Agreements”); and (c) the issuance of 4,225,606 common shares in conversion of $42,969 of debt at $0.01017 per share under the Puseljic Employment Agreements.

Page | 18

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016 (Unaudited)

(Expressed in United States Dollar)

NOTE 8. SUBSEQUENT EVENTS (continued)

The Company issued a total of 2,447,458 common shares to Frode Botnevik. This issuance comprised of (a) the issuance of 1,944,444 common shares in conversion of $3,500 of debt at $0.0018 per share under a Directors Service Agreement dated August 1, 2015 as amended March 21, 2016 and October 1, 2016 (the “Botnevik Services Agreements”); and (b) the issuance of 503,013 common shares in conversion of $5,115 of debt at $0.01017 per share under the Botnevik Services Agreements.

The sale of all the securities set out above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The Accounts payable to related parties’ convertible into shares and Advances from a related party convertible into shares, which are convertible as a result of the completion of the APA are further described in Note 4; Related party Transactions and Balances above.

The conversion price of $0.01017is based on the estimated value of the consideration attributable to equity shareholders on a fully diluted basis in pounds sterling translated into US dollars at the closing sterling/dollar interbank rate on October 19, 2016. This price is subject to change based on any adjustments under the APA and the exchange rate at Completion. Any adjustments to the number of shares to be issued will be made to the number of shares to be issued to related parties under the consultancy and employment agreements for services rendered after October 20, 2016.

On conversion of the above advances Mercuriali Limited and Dr Asculai released all security held over all the assets of the Company as required by the APA. In addition, Integumen Inc. has assumed the costs of Enhance from the date of signature of the APA until Completion (“Interim Costs”) and will assume certain Post Completion Period Costs up to dissolution.

The foregoing description of APA and the conversions does not purport to be complete and is qualified in its entirety by reference to the complete text of the APA, and the amendments to the Consulting Agreements, Employment Agreement and Services Agreement which were filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company’s Current Report on Form 8-K filed on October 5, 2016 and Schedule 14C Information Statement filed October 31, 2016 all of which are incorporated herein by reference.

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

Review of Operations

During the quarter the Company has continued prosecution and protection of its patent and trademark portfolio. On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During 2015 the Company engaged a product formulation and manufacturing company and is currently in the final stages of reformulating its first six products. In addition, during 2015 the Company engaged a design consultancy to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is well advanced and the new formulations and brand identity are substantially completed. The first six formulations are currently on three months accelerated stability testing. The Company then intends to conduct various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of certain marketing clinical studies for certain of the Visible Youth products as soon as resources are available. The exact nature of these studies are currently being evaluated by the Company and its advisors. It is expected that final study results will be available approximately four months after their start. In the opinion of the board, these further marketing studies are necessary to refine the marketing strategy and to obtain further funding on acceptable terms. If study results are satisfactory and necessary funding can be obtained, management aims to re-launch the Visible Youth products in the consumer markets in Europe and the USA approximately six to nine months from clinical study completion.

During the period management was also focused on concluding the APA with Integumen which Completed on December 2, 2016.

Balance sheet – October 31, 2016 balances compared to April 30, 2016

Cash

As at October 31, 2016 the Company had $5,705 of cash on hand, an increase of $2,858 from April 30, 2016 balance of $2,847, mainly due to proceeds from issuance of a secured promissory note from Integumen Limited and advances from Mercuriali Ltd. net of increase in payments.

Goodwill

Goodwill of $1 represents the excess of cost over fair value of net assets acquired, less impairment.

Pursuant to Share Purchase Agreement (the “Agreement”) dated October 31, 2015, among the Company, Mercuriali Ltd. a Corporation incorporated under the laws of United Kingdom (100% owner of issued and outstanding share of Visible Youth Ltd.) and Donald Nicholson, the Company acquired 100% of the issued and outstanding shares of Visible Youth Ltd. for a consideration of $2,500. As a result of this transaction, Visible Youth Ltd. became a wholly owned subsidiary of the Company. Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at October 31, 2015. As part of the APA the Company sold all of its shares in Visible Youth Ltd. to Integumen on December 2, 2016.

Accounts payable and accrued liabilities

As at October 31, 2016 accounts payable and accrued liabilities was $281,987, an increase of $10,352 from April 30, 2016 balance of $271,635. The increase is mainly due to an increase in outstanding suppliers’ invoices during the six months period ended October 31, 2016 primarily relating to business development consultancy costs.

Accounts payable to related parties convertible into shares

As at October 31, 2016 accounts payable to related parties convertible into shares was $392,170 an increase of $143,570 from April 30, 2016 balance of $248,600. The increase represents accrual of consulting and remuneration charges in connection with the consulting and employment agreement amendments effective August 1, 2015 and signed on November 19 and November 25, 2015.

Page | 20

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Advances from a related party convertible into shares

As at October 31, 2016 advances from a related party convertible into shares was $316,575, an increase of $11,035 from April 30, 2016 balance of $305,540. The increase represents additional advances from Mercuriali Limited to meet the working capital requirements of the Company prior to the issue of the secured promissory note to Integumen Limited.

Secured promissory note

On July 7, 2016, the Company issued a secured promissory note (“Note”) to Integumen Limited under which Integumen agreed to loan the Company US$100,000 conditional upon the Company entering into an Option Agreement and entering into good faith negotiations with a view to entering into a strategic collaboration via an Asset Purchase Agreement (“APA”). The full balance was due on the earlier of (i) the demand made by the Noteholder or on the 6 month anniversary date (ii) the completion of the APA or (iii) when, upon the occurrence and during the continuance of an event of default. . In the event of non-payment, the company becomes due to pay 5% per annum of the outstanding principal from the Maturity date. The APA was completed on December 2, 2016 and the Note repaid. As of October 31, 2016, no interest has been accrued on the Note.

Statement of Operations – Three and six months ended Ontario 31, 2016 balances compared to three and six months ended October 31, 2015

Sales

Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers.

Expenses

Our expenses are classified primarily into the following categories.

General and administrative.

General and administrative expenses incurred for the three and six months ended October 31, 2016 were $2,290 and $10,710 compared to $7,352 and $11,639 for the three and six months ended October 31, 2015. The decrease in general and administrative expenses is mainly due to additional expenditures related to package design fees and general accruals during the 2015 period ended October 30, 2015.

Legal and professional fees.

Legal and professional fees incurred for the three and six months ended October 31, 2016 were $166,769 and $333,116 compared to $138,019 and $155,317 for the three and six months ended October 31, 2015. The significant increase for the three and six months amount is mainly due to the recording of $205,100 management fees in connection with consulting and employment agreement amendments, project management fees and costs associated with product formulation and branding and business development costs, partly offset by a fall in patents registration activities and related costs in the three and six months period ended October 31, 2016, respectively.

Interest expense.

Interest expense for the three and six months ended October 31, 2016 were nil and $7,821 compared to $30,596 and $37,739 for the three and six months ended October 31, 2015. The major reason for the decrease in the three and six months period is mainly due to the decrease in expenses in connection with the beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.

Liquidity and Capital Resources

During the three and six months ended October 31, 2016, the Company raised $100,000 through issuance of a secured convertible note and Mercuriali Ltd. made advances to the Company of $11,035. At October 31, 2016 the total advances from Mercuriali Ltd. were $316,575.

Page | 21

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At October 31, 2016, the Company had a working capital deficit of $1,319,224 compared to a working capital deficit of $995,024 at April 30, 2016. The increase in working capital deficit is due to increase in current liabilities from the secured promissory note, management fees in connection with consulting and employment agreement amendments, and from advances made by Mercuriali Ltd.

At October 31, 2016 the total assets were $7,532 as compared to the total assets $2,848 at April 30, 2016. The increase of $4,684 is mainly due to an increase on cash balances and prepaid expenses during the three and six months ended October 31, 2016.

Income Taxes

At October 31, 2016, the Company had potential unused net operating loss carryovers of approximately $3,435,046 (April 30, 2016: $3,089,331). These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has recently filed tax returns in the US for the periods ended April 30, 2012 to April 30, 2016 and has filed its Federal tax returns in Canada for all periods to April 30, 2016. Reviews of the respective tax returns may have an impact on the amount of net operating loss carryovers which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Financing

During the three and six months ended October 31, 2016 the Company relied on proceeds from the issuance of a secured promissory note to Integumen Limited and advances from Mercuriali Ltd., a related party.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being October 31, 2016. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Page | 22

ITEM 4. Controls and Procedures (continued)

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

Page | 23

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company received a Section 45 Notice from the Canadian Intellectual Property Office dated December 18, 2012 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. The Company provided such evidence in the form of an affidavit on March 14, 2013. On August 26, 2013 the Company received of the response of the purported requesting party, Glycobiosciences Inc. (“Glycobiosciences”) response, dated August 12, 2013, to its evidence. The Company filed its response to that submission on December 23, 2013.

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

On April 20, 2015, the Company received a notice of Change of Solicitors from Glycobiosciences, the alleged requesting party. Glycobiosciences had not filed a response in a timely manner and on April 24, 2015 the Company filed a response requesting that the matter be dismissed for delay. On April 28, 2015 the Company was notified by the Federal Court that the alleged applicant will be required to bring a Motion requesting an extension of time to file a response. On July 8, 2015 the Federal Court issued a Notice of Status Review because more than 180 days have elapsed since the issuance of the Notice of Application. On July 23, 2015, the Applicant served and filed representations stating the reasons why they believed that the proceeding should not be dismissed for delay. On July 30, 2015 the Company filed its written Submissions in response. On August 6, 2015 the Applicant filed its reply to the Company’s response. On August 19, 2015 the Federal Court found that the application should not be dismissed for delay and ordered that the application proceed as a specially managed proceeding under a Case Management Judge. On September 16, 2015 a Case Management Judge was appointed. Despite repeated attempts both Glycobiosciences and its attorneys failed to supply dates for a case management teleconference and subsequently informed the Company that it was no longer represented by attorneys. Consequently, on November 17, 2015 the Company again asked the Federal Court that the matter be dismissed for delay. Glycobiosciences was given until December 19, 2015 by the Federal Court to retain new counsel in this matter. . On December 8, 2015 Glycobiosciences retained new counsel. On January 12, 2016 Glycobiosciences discontinued the case putting an end to the Section 45 proceedings. As a result, the Company maintains its Canadian trademark.

In the course of preparing the affidavit in the Section 45 proceedings, the Company discovered that Glycobiosciences has been offering for sale and selling “VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. . On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and allege that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant had until July 9. 2015 to file a reply. As no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc. On August 25, 2015 an Affidavit of Documents was received from Glycobiosciences. The Company responded on September 4, 2015 and has had no response. In the absence of a response from Glycobiosciences, and in response to a status review of July 20, 2016 the Company filed a proposed timetable for the progression of this action with the Federal Court. On August 24, 2016 the Federal Court issued a written Direction granting our requested timetable. On November 8, 2016, the Federal Court at the request of Glycobiosciences, granted an extension of time until January 31, 2017, to complete examinations for discovery. It also set the due date of February 15, 2017, for the parties to file written submissions as to the following steps.

The Company has been in correspondence with the defendant and its respective attorneys since September 17, 2015 concerning a settlement of outstanding matters and since January 12 concerning costs in respect of Section 45 proceeding. Communication from the defendant is however slow and infrequent.

Page | 24

ITEM 1. Legal Proceedings (continued)

The Company received a further Section 45 Notice by Glycobiosciences from the Canadian Intellectual Property Office dated June 22, 2016 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. On September 15, 2016, the Company filed evidence of its sales and use of its trademark in Canada during the period.

On September 17, 2015 the Company discovered that Glycobiosciences had applied for and been granted a trademark for Visible Youth in the European Union on May 10, 2015. No system of searches for prior trademark registration exists in the European Union prior to grant. On September 18, 2015 the Company filed an application for a declaration of invalidity of Glycobiosciences trademark due to the Company’s earlier granted trademark. On March 18, 2016 Glycobiosciences filed a response to the Company’s application for invalidity. On June 6, 2016 the Company filed its response and Glycobiosciences had until August 14, 2016 to submit their reply. On September 6, 2016 the Company was informed that Glycobiosciences had applied for and been granted an extension to October 14, 2016 to submit their reply. The Company intends to vigorously defend its Visible Youth trademark.

On September 6, 2016 the Company was informed that Glycobiosciences had applied for a revocation of Company’s granted EU trademark for non-use in the EU. On November 24, 2016, the Company filed its response providing evidence of its use of its trademark in the EU during the period.

On May 18, 2016 the Company filed applications for a new Visible Youth Trademark and its new VY logo in the European Union. On August 17 the Company was informed that Glycobiosciences has filed an opposition to the Visible Youth trademark based on its granted EU trademark which the Company is in the process of seeking to invalidate. The Company has requested that the opposition proceedings be suspended pending the outcome of its invalidation proceedings. On September 6, 2016 the Company was informed that Glycobiosciences had applied for and been granted a suspension of the Company’s invalidation proceedings pending the outcome of Glycobiosciences revocation procedure in respect of Company’s granted EU trademark. The Company is in process of opposing the suspension.

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

Page | 25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 2, 2016, the Company issued a total of 168,235,216 common shares to Mercuriali Ltd. This issuance comprised of (a) the issuance of 8,826,595 common shares in conversion of $33,188 of debt at $0.00376 per share under a Termination and Settlement Agreement dated July 12, 2010; (b) the issuance of 50,094,947 common shares in conversion of $188,357 of debt at $0.00376 per share under a Loan Agreement dated March 4, 2013, as amended September 20, 2013, March 3, 2014, September 29, 2015, January 22, 2016 and March 21, 2016 (the “Loan Agreements”); (c) the issuance of 71,232,222 common shares in conversion of $128,218 of debt at $0.0018 per share under the Loan Agreements; (d) the issuance of 27,261,111 common shares in conversion of debt of $49,070 under a Consultancy Agreement dated March 5, 2013 as amended March 3, 2014, August 1, 2015, March 21, 2016, and October 1, 2016 (the “Mercuriali Consultancy Agreements”); and (e) the issuance of 10,820,340 common shares in conversion of $110,029 of debt at $0.01017 under the Mercuriali Consultancy Agreements.

On December 2, 2016, the Company issued a total of 20,558,939 common shares to Samuel Asculai. This issuance comprised of (a) the issuance of 16,333,333 common shares in conversion of $29,400 of debt at $0.0018 per share under a Consultancy Agreement at dated March 5, 2013 as amended March 3, 2014, August 1, 2015, March 21, 2016, and October 1, 2016 (the “Asculai Consultancy Agreements”); and (b) the issuance of 4,225,606 common shares in conversion of $42,969 of debt at $0.01017 per share under the Asculai Consultancy Agreements.

On December 2, 2016, the Company issued a total of 31,213,859 common shares to Drasko Puseljic. This issuance comprised of (a) the issuance of 10,654,920 common shares in conversion of $40,062 of debt at $0.00376 per share under a Termination Agreement dated March 5, 2013; (b) the issuance of 16,333,333 common shares in conversion of $29,400 of debt at $0.0018 per share under an Employment Agreement dated March 5, 2013 as amended March 3, 2014, August 1, 2015, March 21, 2016, and October 1, 2016 (the “Puseljic Employment Agreements”); and (c) the issuance of 4,225,606 common shares in conversion of $42,969 of debt at $0.01017 per share under the Puseljic Employment Agreements.

On December 2, 2016, the Company issued a total of 2,447,458 common shares to Frode Botnevik. This issuance comprised of (a) the issuance of 1,944,444 common shares in conversion of $3,500 of debt at $0.0018 per share under a Directors Service Agreement dated August 1, 2015 as amended March 21, 2016 and October 1, 2016 (the “Botnevik Services Agreements”); and (b) the issuance of 503,013 common shares in conversion of $5,115 of debt at $0.01017 per share under the Botnevik Services Agreements.

The sale of all the securities set out above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

31.1	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

Page | 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of December 2016.

ENHANCE SKIN PRODUCTS INC.

Date: December 8, 2016	By:	/s/ Donald Nicholson
	Name:	Donald Nicholson
	Title:	CEO, Chief Financial Officer and Principal Executive Officer

Page | 27