Form 10-Q
period 2017-01-31
Enhance Skin Products Inc
filed 2017-03-22
CIK 1395400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Number of shares outstanding of the registrant’s class of common stock as of March 21, 2017: 338,344,678

ENHANCE SKIN PRODUCTS INC.

Page | 2

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements.

Page | 3

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS AT JANUARY 31, 2017 (UNAUDITED) AND APRIL 30, 2016 (AUDITED)

(Expressed in United States Dollar)

	January 31, 2017 $	April 30, 2016 $
ASSETS
Cash	782	2,847
Due from Integumen Inc.	28,747	—
Total current assets	29,529	2,847
Investment in Integumen (Note 5)	1	—
Goodwill (Note 8)	—	1
Total assets	29,530	2,848

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	57,457	271,635
Accounts payable to related parties (Note 4)	19,448	75,607
Accounts payable to related parties convertible into shares (Note 4)	46,998	248,600
Advances from a related party (Note 4)	—	96,489
Advances from related parties convertible into shares (Note 4)	—	305,540
Total current liabilities	123,903	997,871
Total liabilities	123,903	997,871

Stockholders' deficit
Authorized:
600,000,000 common shares par value $0.001 as of January 31, 2017 (April 30, 2016: 600,000,000 common shares) - (Note 6)
Issued and outstanding 338,344,678 common shares as of January 31, 2017 (April 30, 2016: 113,951,705 common shares) - (Note 6)	338,345	113,951
Additional paid-in capital	2,538,331	1,971,548
Accumulated other comprehensive (loss) gain	7,670	8,809
Accumulated deficit	(2,978,719)	(3,089,331)
Total stockholders' deficit	(94,373)	(995,023)
Total liabilities and stockholders' deficit	29,530	2,848

See accompanying notes

Page | 4

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

(Expressed in United States Dollar)

	Three Months Ended January 31, 2017 $	Three Months Ended January 31, 2016 $

SALES	—	—

EXPENSES
General and administrative	573	5,420
Legal and professional fees	40,530	129,384
Marketing	—	—
Total operating expenses	41,103	134,804

Gain of sale of assets (Note 5)	(2,696,105)	—
Day one impairment of investment in Integumen (Note 5)	2,179,832	—
Exchange loss	32	—
Loss due to settlement of related party payables	18,811
Interest expense	—	38,432
Net gain (loss) for the period before income taxes	456,327	(173,236)

Income taxes	—	—
Net gain (loss) for the period	456,327	(173,236)

Foreign currency translation adjustment	(301)	(18)
Comprehensive gain (loss)	456,026	(173,254)

Gain (loss) per share, basic and diluted	0.0017	(0.0016)

Weighted average number of common shares outstanding	265,804,851	108,598,645

See accompanying notes

Page | 5

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

(Expressed in United States Dollar)

	Nine Months Ended January 31, 2017 $	Nine Months Ended January 31, 2016 $

SALES	443	235

EXPENSES
General and administrative	11,283	17,059
Legal and professional fees	373,646	284,701
Marketing	—	14,000
Total operating expenses	384,929	315,760

Gain of sale of assets (Note 5)	(2,696,105)	—
Day one impairment of investment in Integumen (Note 5)	2,179,832	—
Impairment of goodwill	—	2,499
Exchange gain	(5,457)	—
Loss due to settlement of related party payables	18,811
Interest expense	7,821	76,171
Net gain (loss) for the period before income taxes	110,612	(394,195)

Income taxes	—	—
Net gain (loss) for the period	110,612	(394,195)

Foreign currency translation adjustment	(1,139)	(891)
Comprehensive gain (loss)	109,473	(395,086)

Gain (loss) per share, basic and diluted	0.0007	(0.0038)

Weighted average number of common shares outstanding	165,236,314	104,115,035

See accompanying notes

Page | 6

ENHANCE SKIN PRODUCTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016 (UNAUDITED)

(Expressed in United States Dollar)

	Nine Months Ended January 31, 2017 $	Nine Months Ended January 31, 2016 $

OPERATING ACTIVITIES
Net gain (loss) for the period	110,612	(394,195)

Beneficial conversion feature on advances from a related party	7,821	51,163
Gain of sale of assets	(2,696,105)
Day one impairment of investment in Integumen	2,179,832
Loss due to settlement of related party payables	18,811
Accretion expense on convertible promissory note	—	22,958
Impairment of goodwill	—	2,499

Net change in non-cash working capital balances:
Shares issued against consulting expenses	14,531	27,562
Accounts payable to related parties	65,741	47,730
Accounts payable from related parties convertible into shares	133,242	111,370
Accounts payable and accrued liabilities	(1,446)	34,463
Cash used in operating activities	(166,961)	(96,450)

FINANCING ACTIVITIES
Proceeds from issuance of secured promissory convertible note	100,000	43,000
Advances from related parties convertible into shares	11,035	57,080
Advances from Integumen for interim costs	55,000	—
Cash provided by financing activities	166,035	100,080

Net increase in cash during the period	(926)	3,630
Effect of foreign currency translation	(1,139)	(891)
Cash, beginning of the period	2,847	1,582
Cash, end of period	782	4,321

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

Page | 7

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at January 31, 2017 and 2016, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited interim condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2016 and 2015 audited financial statements. The results of operations for the period ended January 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recent pronouncements issued by the FASB or other authoritative standards groups with their effective dates. The management believes that these are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3. GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at January 31, 2017 the Company has a working capital deficit of $94,374 and accumulated deficit of $2,978,719. The Company’s primary assets as at January 31, 2017 is 2,179,833 Ordinary Shares in Integumen Limited. A day one impairment loss of $2,179,832 has been recognized for accounting and financial reporting purposes due to the fact that Integument Ltd is a newly established entity, is in the process of listing on the AIM market , does not have any history of any private placement and consequently no valuation can readily be ascertained. Accordingly, for financial reporting purposes the investment in Integumen has been recorded at $1.

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

On July 7, 2016, the Company and Integumen Limited (formerly Biosurface Limited) (“Integumen”) entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Integumen a secured promissory note in the amount of $100,000 (the “Note”). Under the Note, Integumen agreed to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into a strategic collaboration via an asset purchase agreement (the “APA”). On October 1, 2016, the Company and Integumen signed the APA under a plan of reorganization, liquidation and dissolution (the” Plan”) involving the sale of substantially all of the Company’s assets relating to its cosmeceutical products marketed under its “Visible Youth” trademark to Integumen.

The Company received $25,000 on October 14, 2016 and $30,000 on November 16, 2016 from Integumen in respect of its obligations to meet the Interim Costs for October and November.

Page | 8

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 3. GOING CONCERN (continued)

On October 31, 2016 the Company filed a Definitive Information Statement on Form 14C in respect of the Plan and APA, a copy of which was mailed to shareholders on November 7, 2016. The Transaction was completed on December 2, 2016 and the Company received 2,632,868 ordinary shares in Integumen at a price of £1 per share, the nominal value. This comprised the total Consideration of £3,030,000 ($3,840,525) less assumed liabilities of £ 320,209 ($416,272) and the prepayment of the Note in the amount of £76,923 ($100,000).

The APA provided that 80 per cent. of the Consideration Shares should be issued on completion of the APA and the remaining 20 per cent. (subject to an adjustment depending on the value of the assumed liabilities) should be issued within 30 days of Admission of Integumen to AIM. However, prior to completion of the APA, the parties to the APA agreed upon the adjustment to the number of Consideration Shares to be issued to the Company by Integumen and, consequently at completion, the Company was issued with 2,632,868 Ordinary Shares in full and final satisfaction of the obligations of Integumen Limited and Integumen, Inc to provide consideration to the Company for the acquisition of the business assets.

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

Integumen was established on May 28, 2016 for the purpose of building a business in the area of Human Surface Science. The acquisition of Enhance and other complementary businesses in the areas of Skin Science, Oral-health and Wound-care completed by way of the issue of new shares in Integumen and the assumption of certain liabilities. Integumen plans to seek admission of its shares to trading on the AIM market of the London Stock Exchange and plans to raise capital to fund the future development and commercialisation of its technology portfolio. Integumen has appointed advisors in this regard. Prior to a potential listing and fundraise, Integumen will fund its activities out of existing cash reserves and a bank loan facility for €1m which Venn Life Sciences, the former owner of one of the acquired businesses currently guarantees.

As at January 31, 2017 $28,747 are due from Integumen and Post Completion Costs of $48,698 remain outstanding.

Given the outstanding amounts due from Integumen, the early stage of development of Integumen, uncertainties around the timing of its trading on AIM and the timing and size of its fundraising it is difficult for the Company to value its investment in Integumen. In addition, there can be no certainty that there will be a liquid market in the shares of Integumen and whether it will be able to meet its obligations to the Company in respect of funding the Company’s ongoing activities to dissolution.

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

Page | 9

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES

The details of related party balances are as follows:

	January 31, 2017	April 30, 2016
	(Unaudited)	(Audited)
	$	$

Unpaid remuneration	18,991	75,150
Unreimbursed expenses	457	457
Accounts payable to related parties	19,448	75,607

Unpaid remuneration	46,998	215,412
Balances owing to Mercuriali Ltd.	—	33,188
Advances to related parties convertible into shares	46,998	248,600

Advances from a related party	—	96,489

Advances from a related party convertible into shares	—	305,540

ACCOUNTS PAYABLE TO RELATED PARTIES:

Unpaid remuneration

The outstanding balance of $18,991 as at January 31, 2017 represents the cash element of amounts due to related parties in connection with the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015. While these amounts are a contractual liability of the Company this cash element is due from Integumen and is included within amounts Due from Integumen Inc of $28,747.

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

JANUARY 31, 2017 (Unaudited)

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

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

Upon any termination of this Mercuriali Agreement, Asculai Agreement or Puseljic Agreement including as a result of any proposed or actual bankruptcy, insolvency or dissolution of the Company, the Company shall pay the executive all accrued compensation (including retainer) plus a contract termination fee (“Termination Fee”) equal to the executive’s then average annualised remuneration (including retainer) based on the amounts invoiced in prior six months, whether the payment condition is satisfied or not, provided the Termination Fee shall be at least equal to eighty-five thousand ($85,000) . The Termination Fee to be satisfied 70% in common shares of Corporation at a price calculated by dividing Transaction Monies received under the APA by the number of issued shares plus the unissued shares to be issued as a result of the conversion of debts owed under existing agreements as of the date of dissolution, including debts owed under certain sections of the Mercuriali Amendment Agreements, the Asculai Amendment Agreements and the Puseljic Amendment Agreements, as the case may be, and 30% in cash, all such payments to be satisfied on or prior to the dissolution of the Corporation.

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

The foregoing information regarding the Puseljic Employment Agreement and the Puseljic Amendment Agreement are not intended to be complete and are qualified in their entirety by reference to the complete text of the Puseljic Employment Agreement, which was attached as Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2013 and filed on March 19, 2013 and the complete text of the Puseljic Amendment Agreements which were attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 and filed on March 5, 2014, as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2015 and as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 24, 2016 and as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 5, 2016..

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

JANUARY 31, 2017 (Unaudited)

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

Unreimbursed expenses

The outstanding balance of $457 represents amounts due to a related parties in connection with the expenses incurred by them on behalf of the Company. The amounts due do not bear any interest and is repayable on demand.

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

Page | 13

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ENHANCE SKIN PRODUCTS INC.

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

The Company incurred monthly consulting fee expenses of $12,500 to either Biostrategies or Samuel Asculai, the Company’s then CEO and Director. The Company recorded $150,000 as an expense during each of the previous fiscal years ended up to April 30, 2012. At April 30, 2013, $400,625 of these expenses were unpaid On March 5, 2013 Biostrategies and Dr. Asculai entered a termination agreement with the Company (the “Asculai Termination Agreement”) pursuant to which upon the Company substantially completing the Restructuring Plan, Biostrategies and Dr. Asculai forgave all of the unpaid fees except for $20,031 which amount will be converted into five million three hundred twenty seven thousand four hundred and sixty (5,327,460) common shares of the Company’s stock upon the Company receiving cumulative Transaction Monies (as such term is defined in the relevant agreements) of at least one hundred and fifty thousand United States dollars ($150,000). During the previous year ended April 30, 2013 the Company substantially completed the Restructuring Plan. Resultantly, Dr. Asculai forgave all of the unpaid fees except for $20,031 which was transferred, together with the associated share conversion, to the balance of Mr. Puseljic, which amounted to $40,062 at October 31, 2016. On December 1, 2016, the remaining balance of $40,062 was converted into shares.

The outstanding balance on October 31, 2016 of $318,920 which represented amounts due to related parties, which may be payable in shares, under the consulting and employment amendment agreements effective August 1, 2015 and signed on November 19 and November 25, 2015 as summarised above under Accounts Payable to Related Parties; Unpaid remuneration were converted into shares on December 2, 2016.

The outstanding balance as at January 31, 2017 includes $46,998 representing amount due to related parties, which may be payable in shares, as explained above, relating to the unconverted balance remaining as at December 1, 2016 and Professional fees for the current period as recorded in the statement of operations.

Balance owing to Mercuriali Ltd.

On July 12, 2010 the Company entered into a Termination and Settlement Agreement (the “Settlement Agreement”) with Mercuriali Ltd. (“Mercuriali”), a company controlled by Donald Nicholson, a then director of the Company and now a director and the Company’s President, Chief Executive Officer and Chief Financial Officer. The Settlement Agreement terminated a Letter of Intent between the Company and Mercuriali regarding a proposed merger between the Company and Mercuriali as part of a larger transaction involving the reverse merger of the Company into a company listed on AIM, a sub-market of the London Stock Exchange. Neither the merger between Mercuriali and the Company, nor the reverse merger of the Company and the AIM listed company took place. Under the Settlement Agreement, the Company agreed to pay Mercuriali expenses incurred pursuant to the Letter of Intent of GBP 22,082 payable at a rate of 5% of gross funds raised by the Company. After receiving proceeds from financing the Company will pay 5% of the gross proceeds to Mercuriali until the obligation has been paid. Other than the items provided for in the Termination Agreement, the Company and Mercuriali released each other from all claims relating to the Letter of Intent. Through the previous year ended April 30, 2012 the Company has raised $60,000 of funds from the issuance of Common Stock, 5% of this or $3,000 should have been paid to satisfy this obligation; however, only $1,500 was paid during the previous fiscal years ended April 30, 2013. The balance was secured by the assets of the Company. Upon the Company restructuring at least seventy five percent (75%) of its outstanding debt substantially in accordance with the Restructuring Plan and upon the Company receiving additional Transaction Monies (as such term is defined in the relevant agreements) of at least $250,000, Mercuriali shall convert the total amounts owed to it under the Loan Agreement into common shares of the Company at a conversion price of $0.00376 per share. The balance was secured by all of the assets of the Company and did not bear interest.

On December 2, 2016 the balance owed to Mercuriali Ltd. of $33,188 was converted into shares. As of January 31, 2016, the balance owed to Mercuriali Ltd. was nil.

Page | 14

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 4. RELATED PARTY TRANSACTIONS AND BALANCES (continued)

ADVANCES FROM A RELATED PARTY

As of January 31, 2017, the Company owes a nil balance (April 30, 2016 - $96,489) in respect of advances from Dr. Asculai, its former CEO and current Chief Scientific Officer and Chairman of the Board, pursuant to the Loan Agreement, as the obligations were assumed by Integumen Inc., following the APA completed on December 2, 2016. The Advances were secured by all of the assets of the Company and did not bear interest. The security was released by Dr Asculai on November 30, 2016 in consequence of the APA.

ADVANCES FROM RELATED PARTIES CONVERTIBLE INTO SHARES

These advances are from Mercuriali Ltd. pursuant to the Loan Agreement . As at January 31, 2017, the Company owes a nil balance (April 30, 2016 - $305,540) to Mercuriali as the obligations were converted into shares in consequence of the APA completed on December 2, 2016.

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

The advances from Mercuriali Ltd and Samuel Asculai were secured on all of the assets of the Company and did not bear interest. On November 30, 2016 Mercuriali Ltd and Dr Asculai released all security on the assets in consequence of the APA.

NOTE 5. INVESTMENT IN INTEGUMEN AND SECURED PROMISSORY NOTE

On July 7, 2016, the Company and Integumen entered into a non-binding term sheet in respect of a strategic collaboration and an option agreement (the “Option Agreement”). The Company also issued to Integumen a secured promissory note in the amount of $100,000 (the “Note”). The Option Agreement granted Biosurface an option to acquire substantially all of the Company’s assets under a plan of reorganization (the “Option”). The total consideration payable upon exercise of the Option is a sum equal to £3,030,000 comprised of shares of Integumen, less all sums due and owing under the Note, and the assumption of certain liabilities of the Company. The Company received the $100,000 on July 12, 2016. Under the Note, Integumen agreed to loan the Company US$100,000 conditional upon the Company entering into the Option Agreement and entering into good faith negotiations with a view to entering into an asset purchase agreement (the “APA”).

Page | 15

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 5. INVESTMENT IN INTEGUMEN AND SECURED PROMISSORY NOTE (continued)

On October 1, 2016, the Company and Integumen signed an Asset Purchase Agreement under a plan of reorganization, liquidation and dissolution (the” Plan”) involving the sale of substantially all of the Company’s assets to Integumen (“Asset Sale”).

The Asset Sale was completed on December 2, 2016 and the Company received 2,632,868 ordinary shares in Integumen at a price of £1 per share. This comprised the total Consideration of £3,030,000 ($3,840,525) less assumed liabilities of £ 320,209 ($416,272) and the prepayment of the Note in the amount of £76,923 ($100,000).

The APA provided that 80 per cent. of the Consideration Shares should be issued on completion of the APA and the remaining 20 per cent. (subject to an adjustment depending on the value of the assumed liabilities) should be issued within 30 days of Admission of Integumen to AIM. However, prior to completion of the APA, the parties to the APA agreed upon the adjustment to the number of Consideration Shares to be issued to the Company by Integumen Limited and, consequently at completion, the Company was issued with 2,632,868 Ordinary Shares in full and final satisfaction of the obligations of Integumen Limited and Integumen, Inc to provide consideration to the Company for the acquisition of the business assets.

Integumen was established on May 28, 2016 for the purpose of building a business in the area of Human Surface Science. The acquisition of Enhance and other complementary businesses in the areas of Skin Science, Oral-health and Wound-care completed by way of the issue of new shares in Integumen and the assumption of certain liabilities. Integumen plans to seek admission of its shares to trading on the AIM market of the London Stock Exchange and plans to raise capital to fund the future development and commercialisation of its technology portfolio. Integumen has appointed advisors in this regard. Prior to a potential listing and fundraise, Integumen will fund its activities out of existing cash reserves and a bank loan facility for €1m which Venn Life Sciences, the former owner of one of the acquired businesses currently guarantees.

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

For financial accounting reporting purposes the Company has valued the total purchase consideration at $2,696,105 which comprise of $2,179,833 in Integumen Ltd shares valued at £0.65 per share, $416,272 in liabilities assumed by Intergumen Ltd and the prepayment of the Note in the amount of $100,000. As the book value of the underlying assets sold is zero, the Company recognized an accounting gain of $2,696,105 on the sale of its assets under FASB guidance. A day one impairment loss of $2,179,832 has been recognized for accounting and financial reporting purposes due to the fact that Integument Ltd is a newly established entity, is in the process of listing on the AIM market , does not have any history of any private placement and consequently no valuation can readily be ascertained. Accordingly, for financial reporting purposes the investment in Integumen has been recorded at $1.

For U.S. federal income tax purposes it is intended that the Asset Sale be part of a reorganization described in Section 368(a) of the U.S. Internal Revenue Code. Accordingly, the Company will not recognize a tax gain or loss as a result of the Asset Sale and Integumen will have a tax basis and holding period in the Company’s assets equal to the tax basis and holding period of those assets in the hands of the Company. The Company anticipates that the Company’s net operating loss carryforward will be available to Integumen; provided, however, that the company could be limited to the amount of offset of historic losses under Section 382 of the Inland Revenue Code.

NOTE 6. STOCKHOLDERS' DEFICIT

COMMON SHARES - AUTHORIZED

As at January 31, 2017, the Company had 600,000,000 common shares authorized (April 30, 2016: 600,000,000 common shares). The common shares have a $0.001 par value. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they chose to do so, elect all of the directors of the Company.

Page | 16

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 6. STOCKHOLDERS' DEFICIT (continued)

COMMON SHARES - ISSUED AND OUTSTANDING

As a result of completion of the APA, certain amounts owing to Mercuriali Limited, Samuel Asculai, Drasko Puseljic and Frode Botnevik became payable in shares of the Company and such shares were issued on December 2, 2016. The Company converted Advances payable to related parties convertible into shares of $385,702, and Advances from a related party convertible into shares of $316,575, being the balances as at October 20, 2016, into 222,455,472 shares in accordance with the respective Loan and Consultancy Agreements as set out below. A loss of $18,811 was recognized in connection with the conversion of the advances payable to related parties, due to the difference between the fair value of the common shares issued and payable amount converted.

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

The conversion price of $0.01017 was based on the estimated value of the consideration attributable to equity shareholders on a fully diluted basis in pounds sterling translated into US dollars at the closing sterling/dollar interbank rate on October 19, 2016. This price is subject to change based on any adjustments under the APA and the exchange rate at Completion. Any adjustments to the number of shares to be issued will be made to the number of shares to be issued to related parties under the consultancy and employment agreements for services rendered after October 20, 2016.

Page | 17

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar)

NOTE 6. STOCKHOLDERS' DEFICIT (continued)

As at January 31, 2017 there were 338,344,678 shares of common stock issued an outstanding (April 30, 2016: 113,951,705 common shares).

NOTE 7. INTEREST EXPENSE

	Three months ended	Three months ended	Nine months ended	Nine months ended
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$	$	$	$

Beneficial conversion feature on advances from a related party	—	28,997	7,821	51,163
Accretion expense on convertible promissory note	—	8,657	—	22,958
Interest accrued on convertible promissory note	—	778	—	2,050
Total interest expense	—	38,432	7,821	76,171

Interest expense represents beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances. Accretion expense and interest accrued for the period ended January 31, 2016 related to a convertible promissory note issued and settled during the previous year ended April 30, 2016.

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

This acquisition was accounted for using the acquisition method of accounting. Visible Youth Ltd. did not have any assets or liabilities as at October 31, 2015. Goodwill of $1 at April 30, 2016 represents the excess of cost over fair value of net assets acquired, less impairment.

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

Page | 18

ENHANCE SKIN PRODUCTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017 (Unaudited)

(Expressed in United States Dollar

NOTE 8. BUSINESS ACQUISITION (continued)

Management decided to immediately impair goodwill amounting to $2,499 and brought it at $1 as Visible Youth Ltd. was inactive as at October 31, 2015. Visible Youth Limited was transferred to Integumen Inc under the APA as of December 2, 2016.

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

Review of Operations

During the quarter the Company has continued prosecution and protection of its patent and trademark portfolio. On August 12, 2015, the Company entered into a services agreement with Snowbell Management Limited (“Snowbell”) to project manage and develop the Visible Youth™ consumer skin care brand for its relaunch. The project encompasses refining the brand plan and product briefs and involves the management and development of the brand and product line from re-formulation and re-branding through to delivered finished goods. During 2015 the Company engaged a product formulation and manufacturing company and reformulated its first six products during 2016. In addition, during 2015 the Company engaged a design consultancy to create its new brand identity and packaging, encompassing both the Visible Youth consumer and professional brands. The work is in its final stages and the new formulations and brand identity are substantially completed. The first six formulations have completed three months accelerated stability testing and various challenge and compatibility tests with a view to the start of pilot manufacture and the commencement of certain marketing clinical studies for certain of the Visible Youth products as soon as resources are available to Integumen.

During the period management was also focused on concluding the APA with Integumen which Completed on December 2, 2016.

Page | 19

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Balance sheet – January 31, 2017 balances compared to April 30, 2016

Cash

As at January 31, 2017 the Company had $782 of cash on hand, an decrease of $2,065 from April 30, 2016 balance of $2,847, mainly due to the increase in payments net of advances from Integumen Limited and Mercurilai Ltd.

Due from Integumen Inc.

As at January 31, 2017 the balance due from Integumen Inc. was $28,747, an increase of $28,747 from April 30, 2016 balance of $nil. The increase represents recovery of costs pursuant to the Asset Purchase Agreement with Integumen Inc.

Investment in Integumen Limited.

On December 2, 2016, the Company received 2,632,868 ordinary shares in Integumen Limited at a price of £1 per share, the nominal price. Integumen Limited plans to seek admission of its shares to trading on the AIM market of the London Stock Exchange and plans to raise capital to fund the future development and commercialisation of its technology portfolio. Integumen has appointed advisors in this regard. The Company initially valued the shares at £0.65 at the closing Sterling/dollar exchange rate of 1.257 as at January 31, 2017 being the indicative price at which the AIM Listing and funding is currently contemplated. For financial accounting reporting purposes the Company recognized an accounting gain of $2,696,105 on the sale of its assets under FASB guidance. A day one impairment loss of $2,179,832 was recognized for accounting and financial reporting purposes due to the fact that Integument Ltd is a newly established entity, is in the process of listing on the AIM market , does not have any history of any private placement and consequently no valuation can readily be ascertained. Accordingly, for financial reporting purposes the investment in Integumen has been recorded at $1.

Goodwill

Goodwill reduced by $1 from a balance of $1 on April 30, 2016 which represented the excess of cost over fair value of net assets acquired, less impairment.

Pursuant to the APA discussed above, the ownership of Visible Youth Limited was transferred to Integumen Inc.

Accounts payable and accrued liabilities

As at January 31, 2017 the accounts payable and accrued liabilities was $57,457, a decrease of $214,178 from April 30, 2016 balance of $271,635. The decrease is mainly due to the transfer of obligations to Integumen Inc., following the Completion of the Asset Purchase Agreement.

Accounts payable and related parties

As at January 31, 2017 the accounts payable and accrued liabilities was $19,448, a decrease of $56,159 from April 30, 2016 balance of $75,607. The decrease is mainly due to the transfer of obligations to Integumen Inc., following the Asset Purchase Agreement.

Accounts payable to related parties convertible into shares

As at January 31, 2017 accounts payable to related parties convertible into shares was $46,998 a decrease of $201,602 from April 30, 2016 balance of $248,600. The decrease represents the conversion into shares in connection with the consulting and employment agreement amendments as a result of the completion of the Asset Purchase Agreement are further described in Note 4; Related party Transactions and Balances and Note 6; Stockholders Deficit above.

Advances from a related parties

As at January 31, 2017 the accounts payable and accrued liabilities was a nil balance, a decrease of $96,489 from April 30, 2016 balance of $96,489. The decrease is mainly due to the transfer of obligations to Integumen Inc., following the Asset Purchase Agreement.

Page | 20

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Advances from a related party convertible into shares

As at January 31, 2017 advances from a related party convertible into shares was nil, a decrease of $305,540 from April 30, 2016 balance of $305,540. The decrease represents the advances from Mercuriali Limited converted into sharesas a result of the completion of the Asset Purchase Agreement are further described in Note 4; Related party Transactions and Balances and Note 6; Stockholders Deficit above..

Statement of Operations – Three and nine months ended January 31, 2017 balances compared to three and nine months ended January 31, 2016.

Sales

Current and previous period nominal sales represent sales of our existing Visible Youth products through the Company’s existing website primarily to existing customers in the period to December 2, 2016.

Expenses

Our expenses are classified primarily into the following categories.

General and administrative.

General and administrative expenses incurred for the three and nine months ended January 31, 2017 were $573 and $11,283 compared to $5,420 and $17,059 for the three and nine months ended January 31, 2016. The decrease in general and administrative expenses is mainly due to the assumption of corporate costs by Integumen for the quarter period ended January 31, 2016.

Legal and professional fees.

Legal and professional fees incurred for the three and nine months ended January 31, 2017 were $40,530 and $373,646 compared to $129,384 and $284,701 for the three and nine months ended January 31, 2016. The significant decrease for the three month amount is mainly due to the assumption of certain liabilities by Integumen Inc. as agreed on the completion of the APA. The increase over the nine months related to an increase in management fees in connection with consulting and employment agreement amendments, project management fees and costs associated with product formulation and branding and business development costs in the first 6 months of the period, partly offset by a fall in patents registration activities and related costs in the nine months period ended January 31, 2017

Interest expense.

Interest expense for the three and nine months ended January 31, 2017 were nil and $7,821 compared to $38,432 and $76,171 for the three and nine months ended January 31, 2016. The major reason for the decrease in the three and nine months period is mainly due to the decrease in expenses in connection with the beneficial conversion feature of the advances from a related party convertible into shares, expensed immediately due to short term conversion terms of these advances.

Liquidity and Capital Resources

During the three and nine months ended January 31, 2017, the Company raised $100,000 through issuance of a secured convertible note and Mercuriali Ltd. made advances to the Company of $11,035. The Company also received $25,000 on October 14, 2016 and $30,000 on November 16, 2016 from Integumen in respect of the Interim Costs for October and November under the APA.

As at January 31, 2017 $28,747 are due from Integumen and Post Completion Costs of $48,698 remain outstanding.

At January 31, 2017, the Company had a working capital deficit of $94,374 compared to a working capital deficit of $995,024 at April 30, 2016. The decrease in working capital deficit is mainly due to the transfer of obligations to Integumen Inc., following the Asset Purchase Agreement signed on December 2, 2016.

At January 31, 2017 the total assets were $29,530 as compared to the total assets $2,848 at April 30, 2016. The increase of $26,682 is mainly due to the interim cost funded by Integumen Ltd pursuant to the Asset Purchase Agreement signed on December 2, 2016.

Page | 21

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Taxes

At January 31, 2016, the Company had potential unused net operating loss carryovers of approximately $2,978,719 (April 30, 2016: $3,089,331). These losses may be available to offset taxable income in the future and to the extent available will expire between 2027 and 2032. The Company has recently filed tax returns in the US for the periods ended April 30, 2012 to April 30, 2016 and has filed its Federal tax returns in Canada for all periods to April 30, 2016. Reviews of the respective tax returns may have an impact on the amount of net operating loss carryovers which might be available to the Company. No deferred tax asset attributable to the net operating loss carry forward has been recognized, as based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

On October 1, 2016, the Company and Integumen signed an Asset Purchase Agreement under a plan of reorganization, liquidation and dissolution (the” Plan”) involving the sale of substantially all of the Company’s assets to Integumen (“Asset Sale”). The transaction was completed on December 2, 2016.

For U.S. federal income tax purposes it is intended that the Asset Sale be part of a reorganization described in Section 368(a) of the U.S. Internal Revenue Code. Accordingly, the Company will not recognize a tax gain or loss as a result of the Asset Sale and Integumen will have a tax basis and holding period in the Company’s assets equal to the tax basis and holding period of those assets in the hands of the Company. The Company anticipates that the Company’s net operating loss carryforward will be available to Integumen; provided, however, that the company could be limited to the amount of offset of historic losses under Section 382 of the Inland Revenue Code.

In late December 2016, the Company received Penalty Notices in respect of the late filing and failure to provide information with respect to certain Foreign-owned US Corporations for the years ended April 30, 2012 to April 30, 2015 plus interest in the total amount of $40,072. The Company has consequently filed request for Penalty Abatement. The Company is unaware what if any penalty will payable.

Financing

During the three and nine months ended January 31, 2017 the Company relied on proceeds from the issuance of a secured promissory note to Integumen Limited, advances from Mercuriali Ltd., a related party, an advance of $100,000 from Integumen and the transfer of liabilities to Integumen under the APA..

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being January 31, 2017. This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

Page | 22

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

A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Currently, we do not have sufficient in-house expertise in US GAAP reporting. Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion. External financial advisors have helped prepare and review our consolidated financial statements In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls. To remediate this situation, we have simplified our operations and sold substantially all our assets to Integumen Inc. After the Completion Date, the Company shall not engage in any business activities except to the extent necessary to preserve the value of its assets, transfer its assets and knowhow, wind up its business affairs and give effect to the dissolution of the Company in accordance with its reorganisation plan.

Although we have not identified any material weaknesses with our financial reporting or any other significant deficiencies with our internal controls, no assurances can be given that there are no such material weaknesses or significant deficiencies existing.

Page | 23

ITEM 4. Controls and Procedures (continued)

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

In the course of preparing the affidavit in the Section 45 proceedings, the Company discovered that Glycobiosciences has been offering for sale and selling "VISIBLE YOUTH VY” anti-aging revitalizing formula containing hyaluronate sodium to the public. The Company also discovered that on December 20, 2012, Glycobiosciences filed a Canadian trademark application to register VISIBLE YOUTH for cosmetics. On March 13, 2013, the Company filed a Notice of Infringement of Trademark on Glycobiosciences. . On April 9, 2015 the Company filed a Statement of Claim against Glycobiosciences in the Federal Court of Canada claiming, amongst other matters, infringement of our Visible Youth trademark and seeking damages. On May 29, 2015 the defendant filed a Statement of Defence and Counterclaim denying each of the allegations in our Statement of Claim and allege that they are not using the trademark Visible Youth. The Company filed its Reply and Defence to the Counterclaim on June 29, 2015. The defendant had until July 9. 2015 to file a reply. As no reply was received the pleadings closed on July 9, 2015. Consequently, on August 25, 2015 the Company served its Affidavit of Documents on Glycobiosciences Inc. On August 25, 2015 an Affidavit of Documents was received from Glycobiosciences. The Company responded on September 4, 2015 and has had no response. In the absence of a response from Glycobiosciences, and in response to a status review of July 20, 2016 the Company filed a proposed timetable for the progression of this action with the Federal Court. On August 24, 2016 the Federal Court issued a written Direction granting our requested timetable. On November 8, 2016, the Federal Court at the request of Glycobiosciences, granted an extension of time until January 31, 2017, to complete examinations for discovery. It also set the due date of February 15, 2017, for the parties to file written submissions as to the following steps. On January 16, 2017 the Company was advised that Glycobiosciences would not attend examination for discovery and would not be conducting examination for discovery of the Company’s representative. The Company informed the Court accordingly and on February 21, 2017 the Court set a case management conference for March 21, 2017.

Page | 24

ITEM 1. Legal Proceedings (continued)

The Company has been in correspondence with the defendant and its respective attorneys since September 17, 2015 concerning a settlement of outstanding matters and since January 12 concerning costs in respect of Section 45 proceeding. Communication from the defendant is however slow and infrequent.

The Company received a further Section 45 Notice by Glycobiosciences from the Canadian Intellectual Property Office dated June 22, 2016 requesting that the Company, in accordance with Section 45 of the Trade-marks Act, furnish evidence within three months from the date of the notice demonstrating use of the trademark Visible Youth in Canada at any time during the three year period immediately preceding the date of the notice. On September 15, 2016, the Company filed evidence of its sales and use of its trademark in Canada during the period. Glycobiosciences had until February 5, 2017 to file written representations or notify the Register that no written representations would be filed. No representations have been made to date.

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

On September 6, 2016 the Company was informed that Glycobiosciences had applied for a revocation of Company’s granted EU trademark for non-use in the EU. On November 24, 2016, the Company filed its response providing evidence of its use of its trademark in the EU during the period. On February 13, 2017 Glycobiosciences filed a response to the Company’s submission which the Company is currently evaluating.

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

Page | 26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March 2017.

ENHANCE SKIN PRODUCTS INC.

Date: March 22, 2017	By:	/s/ Donald Nicholson
	Name:	Donald Nicholson
	Title:	CEO, Chief Financial Officer and Principal Executive Officer

Page | 27